Form 10-Q
period 1996-03-31
LOGIC WORKS INC
filed 1996-05-15
CIK 949871

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to ________

                           Commission file number   00-26810


                              LOGIC WORKS, INC.
            (Exact name of registrant as specified in its charter)


                    DELAWARE                         22-2663477
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)           Identification No.)



                        UNIVERSITY SQUARE AT PRINCETON
                               111 CAMPUS DRIVE
                             PRINCETON, NJ 08540
            (Address and zip code of principal executive offices)


                                (609) 514-1177
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
11,257,000 common stock shares outstanding at May 3, 1996.
- ----------------------------------------------------------

===============================================================================

LOGIC WORKS, INC.
TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION                                         Page
                                                                           ----
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets at March 31, 1996 and
             December 31, 1995...........................................     3

             Condensed Consolidated Statements of Income for the Three
             Months Ended March 31, 1996 and 1995........................     4

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1996 and 1995..................     5

             Notes to Condensed Consolidated Financial Statements........     6


Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations ..................................     8


PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings............................................    17

Item 2.     Changes in Securities........................................    17

Item 3.     Defaults Upon Senior Securities .............................    17

Item 4.     Submission of Matters to a Vote of Security Holders..........    17

Item 5.     Other Information............................................    17

Item 6.     Exhibits and Reports on Form 8-K.............................    17


            Signatures ..................................................    18

                       PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                              LOGIC WORKS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                             MARCH 31,       DECEMBER 31,
ASSETS                                          1996            1995
                                            ------------     -----------
                                             (unaudited)      (audited)
Current Assets
  Cash and cash equivalents...............  $ 20,243,000     $29,846,000
  Marketable securities...................     6,149,000          --
  Accounts receivable.....................     9,807,000       8,882,000
  Deposit receivable......................     1,400,000          --
  Other current assets....................     2,869,000       2,309,000
                                            ------------     -----------
    Total current assets..................    40,468,000      41,037,000

Property and equipment, net...............     3,759,000       2,289,000
Other assets..............................     1,084,000         565,000
                                            ------------     -----------
                                            $ 45,311,000     $43,891,000
                                            ============     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable........................  $  1,872,000     $  2,583,000
  Accrued compensation....................     1,433,000        1,207,000
  Deferred revenue........................     3,382,000        3,081,000
  Income taxes payable....................     1,227,000          925,000
  Other current liabilities...............     2,068,000        2,346,000
                                            ------------     ------------
    Total current liabilities.............     9,982,000       10,142,000
  Long-term liabilities...................       232,000          232,000
    Total stockholders' equity............    35,097,000       33,517,000
                                            ------------     ------------
                                            $ 45,311,000     $ 43,891,000
                                            ============     ============




See notes to condensed consolidated financial statements.

                              LOGIC WORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                            ------------     -----------
                                                1996            1995
                                            ------------     -----------
Revenues
 License fees............................   $  7,431,000     $ 4,490,000
 Service fees............................      2,009,000         938,000
                                            ------------     -----------
   Total revenues........................      9,440,000       5,428,000

Cost of revenues
  Cost of license fees ..................        446,000         321,000
  Cost of service fees...................      1,054,000         567,000
                                            ------------     -----------
    Total cost of revenues...............      1,500,000         888,000

Gross margin.............................      7,940,000       4,540,000

Operating expenses
  Sales and marketing....................      5,046,000       2,947,000
  Research and development...............      1,262,000         880,000
  General and administrative.............      1,348,000         639,000
                                            ------------     -----------
    Total operating expenses.............      7,656,000       4,466,000

Operating income.........................        284,000          74,000
Other income and (expenses), net.........        258,000         (15,000)
                                            ------------     -----------
Income before income taxes...............        542,000          59,000
Income taxes.............................        226,000          22,000
                                            ------------     -----------
Net income...............................        316,000     $    37,000
                                            ============     ===========

Primary earnings per share...............   $       0.02     $      0.00
                                            ============     ===========
Fully diluted earnings per share.........   $       0.02     $      0.00
                                            ============     ===========

Weighted average shares outstanding:
Primary..................................     12,956,000       7,563,000
                                            ============     ===========
Fully diluted............................     12,981,000       9,975,000
                                            ============     ===========



See notes to the condensed consolidated financial statements.

                              LOGIC WORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                                  (unaudited)


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                            ------------     -----------
                                                1996            1995
                                            ------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income  ............................... $    316,000     $    37,000
Adjustments to reconcile net income
to net cash (used in) provided by
operating activities:
  Depreciation and amortization............      167,000         105,000
  Compensation element of common
  stock, warrants and stock option grants..      170,000          51,000

  Changes in operating assets and liabilities:
    Increase in current assets and
      other noncurrent assets..............  (2,819,000)       (563,000)
    (Decrease) Increase in accounts
      payable and accrued  liabilities.....    (867,000)         425,000
    Increase in deferred revenue...........      301,000           5,000
                                            ============     ===========
Net cash (used in) provided by
   operating activities....................   (2,732,000)         60,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment.........   (1,598,000)       (406,000)
Purchase of marketable securities..........   (6,149,000)             --
Purchase of trademarks and copyrights......      (60,000)             --
                                             ------------     -----------
Net cash used in investing activities......   (7,807,000)        (406,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of
   stock options...........................      936,000           47,000
                                             -----------      -----------

Net cash provided by financing activities..      936,000           47,000
Net decrease in cash and cash equivalents..  (9,603,000)         (299,000)
Cash and cash equivalents at
   beginning of period.....................   29,846,000          936,000
                                             -----------      -----------
Cash and cash equivalents at end
    of period............................. $  20,243,000     $    637,000
                                            ============     ============


See notes to the condensed consolidated financial statements.

                              LOGIC WORKS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Logic Works, Inc. (the "Company") is a provider of database design and business process modeling tools and services. The Company was incorporated in Delaware in 1985 and operates in one industry segment. The Company has subsidiaries in Australia, Canada, England, Germany and Switzerland. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all financial information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the financial position of the Company as of March 31, 1996 and the results of the Company's operations and its cash flows for the three months ended March 31, 1996 and 1995, respectively. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and the notes therein, included in the Company's annual report on Form 10K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.


2.  PER SHARE AMOUNTS

Primary net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding and gives effect to certain adjustments. Shares used in computing primary net income per share include common shares and common equivalent shares consisting of outstanding stock options and warrants. For periods prior to August 23, 1995 such computations have been adjusted to reflect as outstanding, using the treasury stock method, all common and common equivalent shares issued during the twelve month period preceding August 24, 1995 the date of the Company's initial filing of its Registration Statement on Form S-1 with the Securities and Exchange Commission, as if they were outstanding for all periods presented.


Fully diluted net income per share is computed in the same manner as primary net income per share adjusted for the end of period estimated fair value and the assumed conversion (using the if converted method) of the 2,400,000 shares of Series A Redeemable Preferred Stock outstanding, which converted to common shares on a one-for-one basis upon the consummation of the Company's initial public offering.

3.  MARKETABLE SECURITIES

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance
sheet date.   Debt securities are classified as available-for-sale when the
Company does not have the positive intent and ability to hold to maturity, and all equity securities, except for those purchased for the trading portfolio. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

The following is a summary of available-for-sale securities:



                                           Available-for-Sale Securities
                                  ---------------------------------------------
                                              Gross       Gross      Estimated
                                            Unrealized  Unrealized     Fair
                                    Cost      Gains       Losses      Value
                                  ---------------------------------------------
MARCH 31, 1996

U.S. Treasury securities
  and obligations of
    U.S. government agencies....  $5,081,000     $400     $(2,000)    $5,079,000
U.S. corporate securities.......   1,069,000       92          --      1,070,000
                                  ----------  ----------  ---------  -----------
Total marketable securities.....  $6,150,000     $500     $(2,000)    $6,149,000
                                  ==========  ==========  =========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "BUSINESS CONSIDERATIONS" IN THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

Logic Works, Inc. ("Logic Works" or the "Company") is a leading provider of client/server database design and business process modeling software. The Company's Windows-based products allow customers to realize the benefits of client/server systems by enabling easy, rapid and high-quality design, deployment and management of relational databases and related applications.

The Company has focused on increasing revenues, marketing its products to gain market share, and developing a broad customer base. Since the initial release of its products, the Company has developed and expanded its distribution channels, including a direct sales force (principally telesales) and indirect channels (primarily VARs, dealers and distributors).

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                            ------------     -----------
                                                1996            1995
                                            ------------     -----------
PERCENTAGES OF  REVENUES:
Revenues:
  License fees............................      78.8%           82.7%
  Services................................      21.2            17.3
                                            ------------     -----------
    Total revenues........................     100.0           100.0
                                            ------------     -----------
Cost of revenues:
  License fees............................       4.7             5.9
  Services................................      11.1            10.5
                                            ------------     -----------
    Total cost of revenues................      15.8            16.4
                                            ------------     -----------
Gross margin..............................      84.2            83.6
                                            ------------     -----------
Operating expenses:
  Sales and marketing.....................      53.5            54.3
  Research and development................      13.4            16.2
  General and administrative..............      14.3            11.8
                                            ------------     -----------
    Total operating expenses..............      81.2            82.3
                                            ------------     -----------
Operating income..........................       3.0             1.3
Other income (expense)....................      (2.7)           (0.2)
                                            ------------     -----------
Income before income taxes................       5.7             1.1
Income taxes..............................       2.3             0.4
                                            ------------     -----------
Net income................................       3.4%            0.7%
                                            ============     ===========

TOTAL REVENUES. Total revenues increased 73.9% to $9.4 million in the three months ended March 31, 1996 from $5.4 million in the three months ended March 31, 1995. The Company's revenues are derived from two sources: license fees and services. The Company derived approximately $2.3 million and $1.5 million, or 24.3% and 27.6% of its total revenues, from international customers in three months ended March 31, 1996 and 1995, respectively. The Company expects that international revenues will continue to represent a significant percentage of total revenues. To date, most all of the Company's international license fees and services revenue have been denominated in United States dollars and, accordingly, the Company has not hedged its exposure to foreign currency fluctuations. The Company anticipates that, in the future, an increasing proportion of the Company's sales will be denominated in foreign currencies. In such event, foreign currency translations may contribute to significant fluctuations in the Company's results of operations and the Company may enter into hedging transactions to mitigate the effects of exchange rate variations.


LICENSE FEES. License fees increased 65.5% to $7.4 million in the three months ended March 31, 1996 from $4.5 million in the three months ended March 31, 1995. License fees include revenues from software licensed either directly from the Company or through VARs, dealers or distributors, and resales of third party software. The increases during these periods resulted from increased market acceptance of the Company's products, primarily ERwin and BPwin, which were stimulated by the Company's sales and marketing activities, the introduction of ModelMart, Logic Works' workgroup management system, and the expansion of the Company's direct and indirect channels. The ERwin product line accounted for 79.8% and 90.7% of its license fees in the three months ended March 31, 1996 and 1995, respectively. The remainder of the license fees were received from licenses of BPwin, ModelMart and to a significantly lesser extent, RPTwin and OOwin.

COST OF LICENSE FEES. Cost of license fees consists primarily of the costs of product media, duplication, manuals and shipping for software licensed to the Company's customers. The dollar increase in the cost of license fees reflects the rapid growth in license fees during the periods presented. However, the decrease in the cost of license fees as a percentage of license fees resulted from the termination of an agreement with Sybase Inc's Powersoft unit in the third quarter of 1995. The agreement permitted the Company to purchase and resell Powersoft's Powerbuilder product as part of a bundled product with ERwin. The Company anticipates entering into, from time to time, other arrangements under which the Company will resell third party products, resulting in future costs of license fees.


SERVICES FEE REVENUE. Services revenue increased by 114.2% to $2.0 million in the three months ended March 31, 1996 from $0.9 million in the three months ended March 31, 1995. Services revenue includes fees from software maintenance agreements, and training and consulting services. The growth in services revenues during the periods presented was the result of increased maintenance fees associated with the increased number of licenses during such periods, and increased training services generated from the continued growth of the Company's Professional Services Group. The Company plans to expand the group and is focused on increasing the growth of its training and consulting services revenue.


COST OF SERVICES. Cost of services consists primarily of personnel and related costs for training, consulting, customer support and payments to third party service providers. Cost of services also reflects the costs associated with product media, duplication, manuals, and shipping product upgrades to customers who have subscribed to the Company's maintenance plans. The increase in cost of services is the result of the expansion and increasing amount of training and consulting services by the Professional Services Group.


SALES AND MARKETING. Sales and marketing expenses increased to $5.0 million in the three months ended March 31, 1996 from $2.9 million in the three months ended March 31, 1995 and represented 53.5% and 54.3%, respectively, of total revenues in each period. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses.


      Sales and marketing expenses increased markedly during each of the periods presented, due primarily to substantial increases in personnel expenses from increased hiring, increased advertising and promotional costs, and increased sales commissions. During each of the periods presented, the Company has increased the number of employees in its sales and marketing organization. The significant growth in the Company's sales and marketing expenses during the three months ended March 31, 1996 reflected the expansion of its direct field sales force and its European sales and marketing staff. The increases in sales and marketing expenses during the three months ended March 31, 1996 also reflected increased advertising and promotional programs related to releases of extended versions of ERwin and new products such as ERwin/ERX for ModelMart and Logic Works ModelMart. During the three months ended March 31, 1996, the Company also increased its trade show activity and expanded its targeted direct mail efforts.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $1.3 million in the three months ended March 31, 1996 from $0.9 million in the three months ended March 31, 1995 and represented 13.4% and 16.2% of total revenues, respectively. Research and development expenses consist primarily of software engineering personnel costs, costs of third party equipment and software for development purposes and costs of outside consultants hired by the Company to assist in its product development efforts. Research and development expenses are generally charged to operations as they are incurred and have not been capitalized since capitalizable costs have not been material. The growth in research and development expenses during the periods presented was the result of the Company's ongoing development of extended versions of ERwin and BPwin, and Logic Works ModelMart as well as developing new products for future release and the continuation of its quality control and quality assurance programs.


GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.3 million for the three months ended March 31, 1996 from $0.6 million for the three months ended March 31, 1995 and represented 14.3% and 11.8% of total revenues, respectively. General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts, and professional fees.


PROVISION FOR INCOME TAXES. The Company's effective tax rate was 38% and 40% for the three months ended March 31, 1996 and 1995, respectively. These effective tax rates were based on the federal and state statutory rates.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had cash and cash equivalents of $20,243,000 and marketable securities of $6,149,000.


     Net cash (used) provided by operating activities was ($2,732,000) and $60,000 for the three months ended March 31, 1996 and 1995. The increase in cash used in operating activities is primarily related to the deposit receivable from the Company's new landlord and an increase in accounts receivable.

     Net cash and cash equivalents used in investing activities increased $7,401,000 in the first three months of 1996 compared to the same period in 1995. This increase in investing activities is the result of purchases of marketable securities, and increased purchases of property, plant and equipment resulting from the growing headcount and the move of the Company's corporate headquarters from a 27,000 square foot facility to a 70,000 square foot facility.

     Net cash provided by financing activities increased by $889,000 in the first three months of 1996 compared to the same period in 1995. This increase is the result of additional options to purchase shares of the Company's stock being exercised.

     As part of its growth strategy, the Company pursues the acquisition of other companies that sell products and services that either complement or expand its existing business. As a result, the Company continually evaluates potential acquisition opportunities, which may be material in size and scope. The Company does not currently have any commitments or agreements with respect to any acquisitions. The Company anticipates, however, that one or more potential acquisition opportunities, including those that could be material may become available in the future. If and when appropriate acquisition opportunities become available, the Company intends to pursue them actively. The Company may utilize equity securities, to consummate acquisitions, which may cause dilution to investors in the Company's Common Stock. In addition, the Company may be required to utilize cash to consummate acquisitions. No assurances can be given that the Company will have adequate resources to consummate any acquisition, that any acquisition will or will not occur, that if any acquisition does occur it will not materially and adversely affect the Company or not be dilutive to stockholders or that any such acquisition will be successful in enhancing the Company's business.

     The Company believes that its existing cash balances together with cash flow from operations will be sufficient to meet its cash requirements for the next twelve months.


BUSINESS CONSIDERATIONS

The Company's future business, financial condition and results of operations are dependent on the Company's ability to successfully manage the following business considerations. No assurance can be given that the Company will be able to manage such considerations successfully. The failure to manage such considerations successfully could have a material adverse effect on the Company's business, financial conditions and results of operations, and on the market price of its securities.


POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY. The Company has experienced, and may in the future experience, significant quarter to quarter fluctuations in its results of operations.
Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including demand for the Company's products, the timing of introduction of new products and product enhancements by the Company or its competitors, market acceptance of new products, the mix of direct and indirect sales, the mix of license fee and services revenue, the mix of products within license fee revenue, the mix of maintenance, training and consulting services within services revenue, the geographic mix of revenue, the nature and timing of significant marketing and joint marketing programs, the number and timing of new hires, foreign currency exchange rate fluctuations, competitive conditions in the industry and general economic conditions. The Company has historically recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of the quarter. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in the last month and last week of that quarter. The Company's revenues are difficult to forecast because of the Company's relatively short historic sales cycle, the reliance on customer-initiated inquiries for a substantial portion of the Company's telesales, variations in the size, type and purchasing procedures of the Company's customers, the use of indirect distribution channels that place orders on an as-needed basis and the Company's limited backlog. A high percentage of the Company's operating expenses is based primarily on planned product introductions and sales forecasts and the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfalls in revenues. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable in any future quarter. The Company has historically experienced increased demand for its products during the third quarter, due primarily to the purchasing patterns of United States Federal governmental agencies, decreased demand in the first quarter and increased demand in the fourth quarter, due to other customers' buying patterns and the effects of quarterly and annual sales performance quotas. Due to the Company's limited operating history and as a result of its rapid revenue growth, seasonal trends in the Company's results of operations have not clearly emerged. However, the Company believes that its future operating results may follow a similar pattern of seasonal fluctuation. Due to the foregoing factors, it is likely that in future quarters the Company's operating results will be below the expectations of public market analysts and investors. Such an event would have a material adverse effect on the price of the Company's Common Stock.


DEPENDENCE ON ERWIN PRODUCT LINE. The ERwin line of products and related services accounted for approximately 79.8% and 90.7% of the Company's revenues in the three months ended March 31, 1996 and 1995, respectively. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, the Company's future results of operations will depend, in part, on achieving broader market acceptance of ERwin and related services. Customer acceptance of ERwin will also depend on the Company's ability to preserve its open architecture by continuing to support leading relational database management systems, client-side application development tools and other modeling tools. This multi-vendor support may place a significant strain on the development resources of the Company. Failure to provide support for databases and tools that achieve broad market acceptance may materially and adversely affect sales of ERwin. A reduction in demand or increase in competition in the market for its ERwin line of products and related services, or decline in sales of such products and services, would have a material adverse effect on the Company's business, results of operations and financial condition, and the market price of its securities.


RISKS ASSOCIATED WITH THE DEVELOPMENT AND MARKETING OF LOGIC WORKS MODELMART AND ERWIN/OPEN FOR MODELMART. The Company recently introduced Logic Works ModelMart, which serves as a repository of ERwin data models. There can be no assurance that the Company will be successful in achieving market acceptance for Logic Works ModelMart. This product is anticipated to result in significantly higher average order sizes than the Company's existing products and represents for its users a commitment to a model-driven development approach at the workgroup level rather than the individual developer level. The Company believes that, due to the anticipated higher average order sizes and increased sophistication, this product will require a longer and more involved sales process, purchase decisions to be made at a higher management level and greater technical field support than its existing products. To prepare for the introduction of this product, the Company commenced the development and expansion of a direct field sales force in 1995, which represents a new and untested method of distribution for the Company. There can be no assurance that the Company's direct sales force will be successful in marketing this product at a level that offsets the costs of a direct field sales force. Since the Company's future growth is based, in large part, on the success of this product, the Company's business, results of operations and financial condition, and the market price of its securities would be materially and adversely affected if Logic Works ModelMart fails to achieve market acceptance or if the direct field sales force is unable to generate significant sales of this product.


EMERGING MARKET FOR MODEL-DRIVEN DEVELOPMENT TOOLS. The market for client/server database design tools is relatively new and emerging and will be subject to frequent and continuing changes in customer preferences and technology. The adoption of the Company's products requires acceptance and a commitment to a model-driven development approach and the use of the IDEF1X notation for data modeling. Although the IDEF1X notation is part of the Federal Information Processing Standard, other competing modeling notations exist that have been widely accepted, including Information Engineering (IE), MERISE and object-oriented notations. The use of the IDEF1X notation may require end-users who have adopted other notations to invest in training to make effective use of the Company's products. To date, many customers have only ordered limited numbers of copies of the Company's software and have not yet fully deployed the software in their application development efforts. There can be no assurance as to the rate of adoption of client/server technology and model-driven development tools or that the Company's products will achieve market acceptance among organizations that adopt client/server systems.


MANAGEMENT OF GROWTH. The Company has recently experienced a period of significant growth that has placed a significant strain upon its management systems and resources. The Company has recently introduced financial budgeting and forecasting procedures and plans to add new financial and management controls and reporting systems. The Company is also in the process of evaluating and selecting a new management information system to automate the Company's financial reporting procedures and to provide capacity for additional growth. There can be no assurance that the Company will be able to implement these reporting and information systems and controls on a timely basis. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition.

EXPANSION OF INDIRECT CHANNELS; POTENTIAL FOR CHANNEL CONFLICT. An integral part of the Company's strategy is to expand indirect marketing channels using VARs, dealers and distributors. The Company dedicates specific resources to develop indirect marketing channels. There can be no assurance that the Company will be able to attract and retain VARs, dealers and distributors that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company's agreements with such third parties do not restrict such third parties from marketing competitive products. In many cases, these agreements may be terminated by either party at any time without cause. Therefore, there can be no assurance that any VAR, dealer or distributor will continue to represent the Company's products, and the inability to attract and retain important VARs, dealers or distributors could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, if the Company is successful in selling products through these channels, the Company expects that any material increase in the Company's indirect sales as a percentage of total revenues will materially and adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels. Selling through indirect channels limits the Company's direct contacts with its customers which can hinder the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements. The Company's strategy of marketing its products directly to end-users and indirectly through VARs, dealers and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to allocate the markets for its products among its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflict will not materially and adversely affect its relationships with existing VARs, dealers or distributors or adversely affect its ability to attract new VARs, dealers and distributors.


RISKS ASSOCIATED WITH INTERNATIONAL CUSTOMERS AND OPERATIONS. The Company derived approximately $2.3 million, and $1.5 million, or 24.3% and 27.6% of its total revenues, from international customers in the three months ended March 31, 1996 and 1995 respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues. The Company believes that its continued growth and profitability will require expansion of its sales in foreign markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. Since certain international markets have adopted MERISE or other modeling notations which are different from the IDEF1X standard used by the Company's products, acceptance of the Company's products in certain international markets may require the customer to adopt a new modeling standard. In addition, acceptance of the Company's products in certain international markets has required, and may in the future require, extensive, time-consuming and costly modifications to the Company's products to localize the products for use in particular markets. There can be no assurance that the Company will be able to achieve market acceptance of its products in international markets or maintain or increase international market demand for its products and services. To date, substantially all of the Company's international license fees and services revenue have been denominated in United States dollars. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. The Company does not currently hedge its exposure to foreign currency fluctuations. The Company anticipates that, in the future, an increasing proportion of the Company's sales will be denominated in foreign currencies. In such event, foreign currency translations may contribute to significant fluctuations in the Company's results of operations and the Company may enter into hedging transactions to mitigate the effects of future exchange rate variations. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.


RELIANCE ON CERTAIN RELATIONSHIPS. The Company has established strategic relationships with a number of organizations that it believes are important to its worldwide sales, marketing and support activities, as well as to its product development efforts. The Company's relationships with RDBMS vendors, application development tool vendors, and other software vendors, hardware vendors and consultants provide marketing and sales opportunities for the Company's direct sales force, expand the distribution of its products, and broaden its product offerings through product bundling. These relationships also assist the Company in keeping pace with the technological and marketing developments of major software vendors, and in certain instances, provide the Company with technical assistance for the Company's product development efforts. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the Company, will not develop or market software products which compete with the Company's products in the future or will not otherwise discontinue their relationships with or support of the Company. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reason, could have a material adverse effect on the Company's business, results of operations and financial condition.


NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE. The client/server software market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological developments and opportunities, such as the Internet and datawarehousing, and emerging industry standards, such as new operating systems, including Windows NT and Windows 95, hardware platforms, user interfaces, RDBMS software and third-party application development tools. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition.


RISK OF PRODUCT DEFECTS OR DEVELOPMENT DELAYS. Software products such as those offered by the Company often encounter development delays and may contain undetected errors or failures when introduced or when new versions are released. The Company has in the past experienced delays in the development of software of up to one year in certain circumstances. Although the Company has not experienced any material adverse effects resulting from any such errors or delays to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, or that the Company will not experience development delays, resulting in delays in the shipment of products and a loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, results of operations and financial condition.


DEPENDENCE ON PROPRIETARY RIGHTS; RISKS OF INFRINGEMENT. The Company's success is heavily dependent upon its proprietary technology. The Company regards its software as proprietary, and relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has no patents or patent applications pending, and existing trade secrets and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. The Company may in the future make source code for one or more of its products available to certain of its customers and strategic partners which may increase the likelihood of misappropriation or other misuse of the Company's software. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. Third-party software underlying the Company's RPTwin product is licensed on a non-exclusive, fully paid-up basis and such license is subject to termination by such third-party only in the event of the Company's breach or bankruptcy. However, there can be no assurance that such license will not be revoked or terminated in the future, which could have a material adverse effect on the Company's business, results of operations and financial condition.


     The Company has licensed certain technology from Manager Software Products, Inc. (MSP), which it resells as its MSP Migrator for ERwin. The agreement expires on December 31, 1997 unless renewed by the parties. There can be no assurance that "MSP" will continue to support this product in a manner acceptable to the Company or that this agreement will be renewed by MSP on terms acceptable to the Company.


     The Company is not aware that any of its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.


PRODUCT LIABILITY. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. As a result, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, results of operations and financial condition.


DEPENDENCE ON KEY PERSONNEL. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is a party to employment agreements with certain executive officers and key employees. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

CONTROL BY EXISTING STOCKHOLDERS. The Company's officers, directors and affilated entities together beneficially own approximately 64% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, acquisitions, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders. See "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated April 10, 1996.

                         PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             The Company is not subject to any lawsuits or other claims which, in the opinion of management, based upon consultation with legal counsel, will have a material adverse effect on the Company's business, financial condition, and/or results of operations.

ITEM 2.      CHANGES IN SECURITIES

             Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

ITEM 5.      OTHER INFORMATION

             Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a) Exhibits

             11.  Statement regarding computation of per share earnings.

             27.  Statement regarding financial data schedule.


                                  * * * * *

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       LOGIC WORKS, INC.

Dated: May 14 , 1996                   By: /s/ BENJAMIN C. COHEN
                                           ------------------------
                                           Benjamin C. Cohen
                                           Chief Executive Officer,
                                             President and Director
                                           (Principal Executive Officer)


Dated:  May 14, 1996                   By: /s/ MARK S. FINKEL
                                           -------------------------
                                           Mark S. Finkel
                                           Executive Vice President
                                             and Chief Financial
                                           Officer
                                             (Principal Financial Officer)

                                EXHIBIT INDEX



NUMBER           DESCRIPTION                                           PAGE NO.
- ------           -----------                                           --------
11               Statement re:  Computation of Per Share Earnings        20
27               Statement re:  Financial Data Schedule                  21