Form 10-Q
period 1996-06-30
LOGIC WORKS INC
filed 1996-08-14
CIK 949871

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ___________________

                                    FORM 10-Q


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________

                        Commission file number   00-26810
                                               ----------


                                LOGIC WORKS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                               22-2663477
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No     .
                                         ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,465,000 COMMON STOCK SHARES OUTSTANDING AT AUGUST 5, 1996.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                LOGIC WORKS, INC.

                                TABLE OF CONTENTS





PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at June 30,1996 and
          December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Statements of Income for the Three
          and Six Months Ended June 30, 1996 and 1995 . . . . . . . . . .    4

          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . .    5

          Notes to Condensed Consolidated Financial Statements. . . . . .    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . .    8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   17
Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . .   17
Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . .   17
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .   17
Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . .   17
Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .   17

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                         PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                LOGIC WORKS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                  JUNE 30,     DECEMBER 31,
                                                    1996           1995
                                                 --------------------------
                                                 (unaudited)     (audited)

ASSETS
Current Assets
  Cash and cash equivalents                      $21,302,000    $29,846,000
  Marketable securities                            6,212,000              -
  Accounts receivable                             10,136,000      8,882,000
  Other current assets                             2,861,000      2,309,000
                                                 --------------------------
    Total current assets                          40,511,000     41,037,000
Property and equipment, net                        4,863,000      2,289,000
Other assets                                         561,000        565,000
                                                 --------------------------
                                                 $45,935,000    $43,891,000
                                                 --------------------------
                                                 --------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                               $ 1,608,000    $ 2,583,000
  Accrued compensation                             1,531,000      1,207,000
  Deferred revenue                                 3,648,000      3,081,000
  Income taxes payable                                     -        925,000
  Other current liabilities                        1,721,000      2,346,000
                                                 --------------------------
    Total current liabilities                      8,508,000     10,142,000

Long-term liabilities                                232,000        232,000

Total stockholders' equity                        37,195,000     33,517,000
                                                 --------------------------
                                                 $45,935,000    $43,891,000
                                                 --------------------------
                                                 --------------------------


See notes to condensed consolidated financial statements.

                                LOGIC WORKS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                     -------------------------     --------------------------
                                                                        1996           1995           1996           1995
                                                                     -----------    ----------     -----------   ------------
                                                                     (unaudited)    (unaudited)    (unaudited)     (audited)

Revenues
  License fees                                                       $ 9,211,000    $ 6,474,000    $16,642,000    $10,964,000
  Service fees                                                         2,291,000      1,183,000      4,300,000      2,121,000
                                                                     -----------    -----------    -----------    -----------
     Total revenues                                                   11,502,000      7,657,000     20,942,000     13,085,000

Cost of revenues
  Cost of license fees                                                   541,000        642,000        987,000        963,000
  Cost of service fees                                                   938,000        726,000      1,992,000      1,293,000
                                                                     -----------    -----------    -----------    -----------
     Total cost of revenues                                            1,479,000      1,368,000      2,979,000      2,256,000

Gross margin                                                          10,023,000      6,289,000     17,963,000     10,829,000

Operating expenses
  Sales and marketing                                                  6,146,000      4,297,000     11,192,000      7,244,000
  Research and development                                             1,340,000        868,000      2,602,000      1,748,000
  General and administrative                                           1,373,000        642,000      2,720,000      1,281,000
                                                                     -----------    -----------    -----------    -----------
     Total operating expenses                                          8,859,000      5,807,000     16,514,000     10,273,000

Operating income                                                       1,164,000        482,000      1,449,000        556,000

Other income and (expense), net                                          236,000        (28,000)       494,000        (43,000)
                                                                     -----------    -----------    -----------    -----------

Income before income taxes                                             1,400,000        454,000      1,943,000        513,000

Income taxes                                                             532,000        173,000        759,000        195,000

Net income                                                           $   868,000    $   281,000    $ 1,184,000    $   318,000
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------


Primary earnings per share                                           $      0.07    $      0.03    $      0.09    $      0.03
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------
Fully diluted earnings per share                                     $      0.07    $      0.03    $      0.09    $      0.03
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------

Weighted average shares outstanding:
Primary                                                               12,911,000      7,666,000     12,933,000      7,630,000
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------
Fully diluted                                                         12,911,000     10,129,000     12,934,000     10,102,000
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------



See notes to the condensed consolidated financial statements.

                                LOGIC WORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                         SIX MONTHS ENDED
                                                                                                             JUNE 30,
                                                                                                   ---------------------------
                                                                                                       1996           1995
                                                                                                   ---------------------------
                                                                                                    (unaudited)     (audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                         $ 1,184,000     $  318,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization                                                                        434,000        253,000
  Compensation element of common stock, warrants and stock option grants                               332,000        190,000
  Changes in operating assets and liabilities:
    Increase in current assets and other noncurrent assets                                          (1,756,000)    (1,896,000)
    (Decrease) increase in accounts payable and accrued liabilities                                 (2,201,000)     1,748,000
    Increase in deferred revenue                                                                       567,000        301,000
                                                                                                   --------------------------
Net cash (used in) provided by operating activities                                                 (1,440,000)       914,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                                  (2,925,000)    (1,032,000)
Purchase of marketable securities                                                                   (6,212,000)             -
Purchase of other assets                                                                              (129,000)             -
                                                                                                   --------------------------
Net cash used in investing activities                                                               (9,266,000)    (1,032,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of stock                                                                  2,263,000          7,000
Dividends paid                                                                                               -       (100,000)
Borrowings on term loan                                                                                      -        700,000
Repayments on term loan                                                                                      -        (39,000)
                                                                                                   --------------------------
Net cash provided by financing activities                                                            2,263,000        568,000
Effect of foreign exchange rate on cash                                                               (101,000)         6,000
Net decrease in cash and cash equivalents                                                           (8,544,000)       456,000
Cash and cash equivalents at beginning of period                                                    29,846,000        936,000
                                                                                                   --------------------------
Cash and cash equivalents at end of period                                                         $21,302,000    $ 1,392,000
                                                                                                   --------------------------
                                                                                                   --------------------------



          See notes to the condensed consolidated financial statements.

                                LOGIC WORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Logic Works, Inc. (the "Company") is a provider of database design and business process modeling tools and services. The Company was incorporated in Delaware in 1985 and operates in one industry segment. The Company has subsidiaries in Australia, Canada, England, Germany and Switzerland. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all financial information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the financial position of the Company as of June 30, 1996 and the results of the Company's operations for the three and six months ended June 30, 1996 and 1995, respectively, and its cash flows for the six months ended June 30, 1996 and 1995, respectively. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and the notes therein, included in the Company's annual report on Form 10K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

2.  PER SHARE AMOUNTS

Primary net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding and gives effect to certain adjustments. Shares used in computing primary net income per share include common shares and common equivalent shares consisting of outstanding stock options and warrants. For periods prior to August 23, 1995 such computations have been adjusted to reflect as outstanding, using the treasury stock method, all common and common equivalent shares issued during the twelve month period preceding August 24, 1995, the date of the Company's initial filing of its Registration Statement on Form S-1 with the Securities and Exchange Commission, as if they were outstanding for all periods presented.

Fully diluted net income per share is computed in the same manner as primary net income per share adjusted for the end of period estimated fair value and the assumed conversion for the period prior to August 24, 1995 (using the if converted method) of the 2,400,000 shares of Series A Redeemable Preferred Stock outstanding, which converted to common shares on a one-for-one basis upon the consummation of the Company's initial public offering.

3.  MARKETABLE SECURITIES

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt and equity securities and are classified as available-for-sale when the Company does not have the positive intent and ability to hold to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

The following is a summary of available-for-sale securities:


                                                                                Available-for-Sale Securities
                                                            ------------------------------------------------------------------
                                                                                Gross                Gross         Estimated
                                                                             Unrealized            Unrealized         Fair
                                                               Cost             Gains             Gains/(Losses)     Value
                                                            ------------------------------------------------------------------

JUNE 30, 1996

U.S. Treasury securities
 and obligations of U.S. government agencies                $4,530,000             $2,000            $32,000       $4,564,000
U.S. corporate securities                                    1,661,000                  -            (13,000)       1,648,000
                                                            -----------------------------------------------------------------
Total marketable securities                                 $6,191,000             $2,000            $19,000       $6,212,000
                                                            -----------------------------------------------------------------
                                                            -----------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "BUSINESS CONSIDERATIONS" IN THIS REPORT AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

In July 1996, the Company established a new alliance with Progress Software. Through this cooperative development agreement, Progress Software will offer ERWIN/ERX to its existing customers and to other organizations that will use PROGRESS development tools and database products to develop mission-critical business applications.


RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):


                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30,            JUNE 30,
                                        -----------------------------------
                                         1996      1995      1996      1995
                                        -----------------------------------
PERCENTAGES OF  REVENUES:
Revenues:
  License fees . . . . . . . . . .       80.1%     84.6%     79.5%     83.8%
  Services . . . . . . . . . . . .       19.9      15.4      20.5      16.2
                                        -----------------------------------
  Total revenues . . . . . . . . .      100.0     100.0     100.0     100.0
                                        -----------------------------------

Cost of revenues:
  License fees . . . . . . . . . .        4.7       8.4       4.7       7.4
  Services . . . . . . . . . . . .        8.2       9.5       9.5       9.9
                                        -----------------------------------
  Total cost of revenues . . . . .       12.9      17.9      14.2      17.3
                                        -----------------------------------

Gross margin . . . . . . . . . . .       87.1      82.1      85.8      82.7
                                        -----------------------------------
Operating expenses:
  Sales and marketing. . . . . . .       53.4      56.1      53.4      55.4
  Research and development . . . .       11.7      11.3      12.4      13.4
  General and administrative . . .       11.9       8.4      13.0       9.8
                                        -----------------------------------
  Total operating expenses . . . .       77.0      75.8      78.8      78.6
                                        -----------------------------------
Operating income . . . . . . . . .       10.1       6.3       7.0       4.1
Other income (expense) . . . . . .        2.1      (0.4)      2.4      (0.3)

                                        -----------------------------------
Income before income taxes . . . .       12.2       5.9       9.4       3.8
Income taxes . . . . . . . . . . .        4.6       2.3       3.6       1.5
                                        -----------------------------------
Net income . . . . . . . . . . . .        7.6%      3.6%      5.8%      2.3%
                                        -----------------------------------
                                        -----------------------------------


TOTAL REVENUES. Total revenues increased 49.4% to $11.5 million in the three months ended June 30, 1996 from $7.7 million in the three months ended June 30, 1995. Total revenues increased 59.5% to $20.9 million in the six months ended June 30, 1996 from $13.1 million in the six months ended June 30, 1995.
 The Company's revenues are derived from two sources: license fees and services. The Company derived approximately $2.5 million and $1.3 million, or 21.7% and 16.9% of its total revenues, from international customers in the three months ended June 30, 1996 and 1995, and $4.8 million and $2.9 million, or 23.0% and 22.1% of its total revenues, from international customers in the six months ended June 30, 1996 and 1995, respectively. The Company expects that international revenues will continue to represent a significant percentage of total revenues. To date, most of the Company's international license fees and services revenue have been denominated in United States dollars and, accordingly, the Company has not experienced significant foreign currency exposure. The Company anticipates that, in the future, an increasing proportion of the Company's sales will be denominated in foreign currencies. In such event, foreign currency translations may contribute to significant fluctuations in the Company's results of operations and the Company may enter into hedging transactions to mitigate the effects of exchange rate variations.

LICENSE FEES. License fees increased 43.8% to $9.2 million in the three months ended June 30, 1996 from $6.4 million in the three months ended June 30, 1995. License fees increased 52.3% to $16.6 million in the six months ended June 30, 1996 from $10.9 million in the six months ended June 30, 1995.
 License fees include revenues from software licensed either directly by the Company or through VARs, dealers or distributors, and resales of third party software. The increases during these periods resulted from the introduction of Logic Works ModelMart product, the Company's workgroup management system, continued increased market acceptance of the Company's products, including ERWIN and BPWIN, which were stimulated by the Company's sales and marketing activities, and the expansion of the Company's direct and indirect channels.
Revenue from the Logic Works ModelMart server accounted for 8.3% and   6.4%
of total license fees in the three and six months ended June 30, 1996. The ERWIN product line accounted for 78.5% and 85.7% of its license fees in the three months ended June 30, 1996 and 1995, and 80.0% and 87.9% for the six months ended June 30, 1996 and 1995. The remainder of the license fees were received from licenses of BPWIN, and to a significantly lesser extent, RPTWIN and OOWIN.

COST OF LICENSE FEES. Cost of license fees consists primarily of the costs of product media, duplication, manuals and shipping for software licensed to the Company's customers. The dollar increase in the cost of license fees reflects the growth in license fees during the periods presented. However, the decrease in the cost of license fees as a percentage of license fees resulted primarily from the termination of an agreement with Sybase Inc.'s Powersoft unit in the third quarter of 1995. The agreement permitted the Company to purchase and resell Powersoft's Powerbuilder product as part of a bundled product with ERWIN. The Company may enter into, from time to time, other arrangements under which the Company will resell third party products, resulting in additional costs of license fees.

SERVICES FEE REVENUE. Services revenue increased by 91.7% to $2.3 million in the three months ended June 30, 1996 from $1.2 million in the three months ended June 30, 1995. Services revenue increased 104.8% to $4.3 million in the six months ended June 30, 1996 from $2.1 million in the six months ended June 30, 1995. Services revenue includes fees from software maintenance agreements, and training and consulting services. The growth in services revenues during the periods presented was primarily the result of increased maintenance fees associated with the increased number of licenses during such periods, and to a lesser extent increased consulting and training services provided by the Company's Professional Services Group.

COST OF SERVICES. Cost of services consists primarily of personnel and related costs for training, consulting provided by the Professional Services Group, customer technical support and payments to third party service providers. Cost of services also reflects the costs associated with product media, duplication, manuals, and shipping product upgrades to customers who have subscribed to the Company's maintenance plans. The increase in cost of services is the result of the expansion and increasing amount of training and consulting services provided by the Professional Services Group.

SALES AND MARKETING. Sales and marketing expenses increased to $6.1 million in the three months ended June 30, 1996 from $4.3 million in the three months ended June 30, 1995 and represented 53.4% and 56.1%, respectively, of total revenues in each period. Sales and marketing expenses increased to $11.2 million in the six months ended June 30, 1996 from $7.2 million in the six months ended June 30, 1995 and represented 53.4% and 55.4% respectively, of total revenues in each period. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses increased markedly during each of the periods presented, due primarily to substantial increases in personnel expenses from increased hiring, increased advertising and promotional costs, and increased sales commissions. During each of the periods presented, the Company has increased the number of employees in its sales and marketing organization. The significant growth in the Company's sales and marketing expenses during the three and six months ended June 30, 1996 reflects the expansion of its direct field sales force and its European sales and marketing staff. The increases in sales and marketing expenses during the three and six months ended June 30, 1996 also reflects increased advertising and promotional programs related to releases of extended versions of ERWIN and new products such as Logic Works' ModelMart, ERWIN/Open and ErWIN/Navigator. During the three and six months ended June 30, 1996, the Company also increased its seminar activity and expanded its targeted direct mail efforts.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $1.3 million in the three months ended June 30, 1996 from $0.9 million in the three months ended June 30, 1995 and represented 11.7% and 11.3% of total revenues, respectively. Research and development expenses increased to $2.6 million in the six months ended June 30, 1996 from $1.7 million in the six months ended June 30, 1995 and represented 12.4% and 13.4% of total revenues, respectively. Research and development expenses consist primarily of software engineering personnel costs, costs of third party equipment and software for development purposes and costs of outside consultants hired by the Company to assist in its product development efforts. Research and development expenses are generally charged to operations as they are incurred and have not been capitalized since capitalizable costs have not been material. The increase in research and development expenses during the periods presented was the result of the Company's ongoing development of extended versions of ERWIN and BPWIN, and Logic Works ModelMart, as well as ongoing development of new products for future release and the continuation of its quality control and quality assurance programs. During the second quarter, the Company launched a data warehousing cornerstone initiative. A consortium of customers was established to assist in the development of a data warehouse product line. This collaboration between the Company and a select group of customers was established to guide the development of a planned metadata management tool for supporting a data warehousing solution. It is anticipated to include a combination of products, education, consulting, services and partnerships with several leading data warehousing vendors.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.4 million for the three months ended June 30, 1996 from $0.6 million for the three months ended June 30, 1995 and represented 11.9% and 8.4% of total revenues, respectively. General and administrative expenses increased to $2.7 million for the six months ended June 30, 1996 from $1.3 million for the six months ended June 30, 1995 and represented 13.0% and 9.8% of total revenues, respectively. General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts, and professional fees. The increase in general and administrative expenses related primarily to the overall expansion of the Company's operations and facilities and to its becoming a public company which is subject to reporting and other requirements since October 1995.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 38% and 40% for the three and six months ended June 30, 1996 and 1995, respectively. These effective tax rates were based on estimated annual federal and state statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash and cash equivalents of $21,302,000 and marketable securities of $6,212,000.

Net cash (used in) provided by operating activities was ($1,440,000) and $914,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in cash used in operating activities is primarily related to an increase in accounts receivable as a result of increased revenues and a decrease in accounts payable and income taxes payable.

Net cash and cash equivalents used in investing activities increased $8,234,000 in the first six months of 1996 as compared to the same period in 1995. This increase in investing activities is the result of purchases of marketable securities, and increased purchases of property, plant and equipment resulting from the growing headcount and the move of the Company's corporate headquarters from a 27,000 square foot facility to a 70,000 square foot facility.

Net cash provided by financing activities increased by $1,695,000 in the first six months of 1996 compared to the same period in 1995 as a result of the exercise of outstanding options to purchase shares of the Company's Common Stock.

The Company believes that its existing cash balances together with cash flow from operations will be sufficient to meet its cash requirements for at least the next twelve months.


BUSINESS CONSIDERATIONS

          The Company's future business, financial condition and results of operations are dependent on the Company's ability to successfully manage the following business risks. No assurance can be given that the Company will be able to manage such risks successfully. The failure to manage such risks successfully could have a material adverse effect on the Company's business, financial conditions and results of operations, and on the market price of its securities.

POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY. The Company has experienced, and may in the future experience, significant quarter to quarter fluctuations in its results of operations. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including demand for the Company's products, the timing of introduction of new products and product enhancements by the Company or its competitors, market acceptance of new products, the mix of direct and indirect sales, the mix of license fee and services revenue, the mix of products within license fee revenue, the mix of maintenance, training and consulting services within services revenue, the geographic mix of revenue, the nature and timing of significant marketing and joint marketing programs, the number and timing of new hires, foreign currency exchange rate fluctuations, competitive conditions in the industry and general economic conditions. The Company has historically recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of the quarter. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in the last month and last week of that quarter. The Company's revenues have historically been difficult to forecast because of the Company's relatively short sales cycle, the reliance on customer-initiated inquiries for a substantial portion of the Company's telesales, variations in the size, type and purchasing procedures of the Company's customers, the use of indirect distribution channels that place orders on an as-needed basis and the Company's limited backlog. A high percentage of the Company's operating expenses is based primarily on planned product introductions and sales forecasts and the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfalls in revenues. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable in any future quarter. The Company has historically experienced increased demand for its products during the third quarter, due primarily to the purchasing patterns of United States Federal governmental agencies, decreased demand in the first quarter and increased demand in the fourth quarter, due to other customers' buying patterns and the effects of quarterly and annual sales performance quotas. Due to the Company's limited operating history and as a result of its rapid revenue growth, seasonal trends in the Company's results of operations have not clearly emerged. However, the Company believes that its future operating results may follow a similar pattern of seasonal fluctuation. Due to the foregoing factors, in future quarters the Company's operating results could be below the expectations of public market analysts and investors. Such an event would have a material adverse effect on the price of the Company's Common Stock.

DEPENDENCE ON ERWIN PRODUCT LINE. The ERWIN line of products and related services accounted for approximately 78.5% and 85.7% of the Company's revenues in the three months ended June 30, 1996 and 1995 and 80.0% and 87.9% in the six months ended June 30, 1996 and 1995. These products and services are expected to continue to account for the majority the Company's revenues for the foreseeable future. Accordingly, the Company's future results of operations will depend, in part, on achieving broader market acceptance of ERWIN and related services. Customer acceptance of ERWIN will also depend on the Company's ability to preserve its open architecture by continuing to support leading relational database management systems, client-side application development tools, other modeling tools and the Internet and Intranet operating environments. This multi-vendor support may place a significant strain on the development resources of the Company. Failure to provide support for databases, tools and new operating environments of the Internet/Intranet that achieve broad market acceptance may materially and adversely affect sales of ERWIN. A reduction in demand or increase in competition in the market for its ERWIN line of products and related services, or decline in sales of such products and services, would have a material adverse effect on the Company's business, results of operations and financial condition, and the market price of its securities.

RISKS ASSOCIATED WITH THE MARKET ACCEPTANCE OF LOGIC WORKS MODELMART AND ERWIN/OPEN FOR MODELMART. In the first quarter of 1996, the Company introduced Logic Works ModelMart, which serves as a repository of ERWIN data models. While this new product has accounted for 8.3% and 6.4% of total license revenues for the three and six months ended June 30, 1996, respectively, there can be no assurance that the Company will be successful in achieving market acceptance for Logic Works ModelMart. This product is anticipated to result in significantly higher average order sizes than the Company's existing products and represents for its users a commitment to a model-driven development approach at the workgroup level rather than the individual developer level. The Company believes that, due to the anticipated higher average order sizes and increased sophistication, this product will require a longer and more involved sales process, purchase decisions to be made at a higher management level and greater technical field support than its existing products. There can be no assurance that the Company's direct sales force will be successful in marketing this product at a level that offsets the costs of a direct field sales force. The Company's business, results of operations and financial condition, and the market price of its securities would be materially and adversely affected if Logic Works ModelMart fails to achieve market acceptance or if the direct field sales force is unable to generate significant sales of this product.

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

MANAGEMENT OF GROWTH. The Company has recently experienced a period of significant growth that has placed a significant strain upon its management systems and resources. The Company has established financial budgeting and forecasting procedures and is implementing new financial and management controls and reporting systems. The Company is also in the process of implementing a new management information system to automate the Company's financial reporting procedures and to provide capacity for additional growth. There can be no assurance that the Company will be able to implement these reporting and information systems and controls on a timely basis. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition.

EXPANSION OF INDIRECT CHANNELS; POTENTIAL FOR CHANNEL CONFLICT. An integral part of the Company's strategy is to expand indirect marketing channels using VARs, dealers and distributors. The Company announced a distribution agreement for its ERWIN and BPWIN product lines with Lifeboat Distribution and DistribuPro. The Company dedicates specific resources to develop indirect marketing channels. There can be no assurance that the Company will be able to attract and retain VARs, dealers and distributors that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company's agreements with such third parties do not restrict such third parties from marketing competitive products. In many cases, these agreements may be terminated by either party at any time without cause. Therefore, there can be no assurance that any VAR, dealer or distributor will continue to represent the Company's products, and the inability to attract and retain important VARs, dealers or distributors could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, if the Company is successful in selling products through these channels, the Company expects that any material increase in the Company's indirect sales as a percentage of total revenues will materially and adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels. Selling through indirect channels limits the Company's direct contacts with its customers which can hinder the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements. The Company's strategy of marketing its products directly to end-users and indirectly through VARs, dealers and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to allocate the markets for its products among its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflict will not materially and adversely affect its relationships with existing VARs, dealers or distributors or adversely affect its ability to attract new VARs, dealers and distributors.

RISKS ASSOCIATED WITH INTERNATIONAL CUSTOMERS AND OPERATIONS. The Company derived approximately $2.5 million, and $1.3 million, or 21.7% and 16.9% of its total revenues, from international customers in the three months ended June 30, 1996 and 1995 and $4.8 million and $2.9 million, or 23.0% and 22.1% of its total revenues, from international customers in the six months ended June 30, 1996 and 1995. The Company expects that such revenues will continue to represent a significant percentage of its total revenues. The Company believes that its continued growth and profitability will require expansion of its sales in foreign markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. The Company opened an office in France in July 1996 to expand its European market. Since certain international markets have adopted MERISE or other modeling notations which are different from the IDEF1X standard used by the Company's products, acceptance of the Company's products in certain international markets may require the customer to adopt a new modeling standard. In addition, acceptance of the Company's products in certain international markets has required, and may in the future require, extensive, time-consuming and costly modifications to the Company's products to localize the products for use in particular markets. There can be no assurance that the Company will be able to achieve market acceptance of its products in international markets or maintain or increase international market demand for its products and services. To date, substantially all of the Company's international license fees and services revenue have been denominated in United States dollars. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. The Company does not currently hedge its exposure to foreign currency fluctuations. The Company anticipates that, in the future, an increasing proportion of the Company's sales will be denominated in foreign currencies. In such event, foreign currency translations may contribute to significant fluctuations in the Company's results of operations and the Company may enter into hedging transactions to mitigate the effects of future exchange rate variations. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.

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

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE. The client/server software market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological developments and opportunities, such as the Internet and datawarehousing, and emerging industry standards, such as new operating systems, including Windows NT and Windows 95, the Internet and Intranet, hardware platforms, user interfaces, RDBMS software and third-party application development tools. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

CONTROL BY EXISTING STOCKHOLDERS. The Company's officers, directors and affiliated entities together beneficially own approximately 46% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, acquisitions, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders. See "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated April 10, 1996.









"LOGIC WORKS" "ERWIN" and "BPWIN" are registered trademarks of the Company. "OOWIN," "RPTWIN," "Logic Works ModelMart," "ERWIN/OPEN for ModelMart," and "ERWIN Navigator" are trademarks of the Company.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of Stockholders of the Company was held on May 7, 1996.

          (b)  The motions before stockholders were:

                    (1)   To elect two Class I Directors:


                       Votes       Votes      Votes                    Broker
Name of Director        For       Against   Withheld    Abstentions   Nonvotes
- ----------------        ---       -------   --------    -----------   --------

Benjamin C. Cohen    8,559,576       -       120,000         -            -
Robert E. Davoli     8,559,576       -       120,000         -            -


                    (2) To ratify the selection of Ernst & Young LLP, independent public accountants, as auditors of the Company for the fiscal year ending December 31, 1996.

                         Votes For                      8,679,576
                         Votes Against                      -
                         Votes Withheld                     -
                         Abstentions                        -
                         Broker Nonvotes                    -

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



                                        LOGIC WORKS, INC.

Dated:  August 14 , 1996                By: /s/ BENJAMIN C. COHEN
                                        -------------------------
                                        Benjamin C. Cohen
                                        Chief Executive Officer, President and
                                        Director
                                        (Principal Executive Officer)

Dated:  August 14, 1996                 By: /s/KENNETH W. ZENG
                                        -------------------------
                                        Kenneth W. Zeng
                                        Controller and Assistant Secretary
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX



NUMBER          DESCRIPTION
- ------          -----------

11              Statement re:  Computation of Per Share Earnings
27              Statement re:  Financial Data Schedule