Form 10-Q
period 1996-09-30
LOGIC WORKS INC
filed 1996-11-14
CIK 949871

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X} No[ } .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,640,000 common stock shares outstanding at November 5, 1996.

================================================================================

                                LOGIC WORKS, INC.

                                Table of Contents

PART I.   FINANCIAL INFORMATION                                             Page
-------   ---------------------                                             ----

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1996 and
          December 31, 1995 ..............................................    3
          Condensed Consolidated Statements of Operations for the Three and
          Nine Months Ended September 30, 1996 and 1995 ..................    4
          Condensed Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1996 and 1995 ..............................    5
          Notes to Condensed Consolidated Financial Statements ...........    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..........................................    8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................   12
Item 2.   Changes in Securities...........................................   12
Item 3.   Defaults Upon Senior Securities ...............................    12
Item 4.   Submission of Matters to a Vote of Security Holders............    12
Item 5.   Other
          Information....................................................    12
Item 6.   Exhibits and Reports on Form 8-K...............................    12

          Signatures ....................................................    13

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                LOGIC WORKS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     September 30,  December 31,
                                                         1996           1995
                                                     (unaudited)     (audited)
                                                     ---------------------------
Assets
Current Assets
     Cash and cash equivalents                       $19,415,000     $19,629,000
     Marketable securities                             7,241,000      10,217,000
     Accounts receivable                              11,575,000       7,988,000
     Other current assets                              2,560,000       2,309,000
                                                     ---------------------------
        Total current assets                          40,791,000      40,143,000

Property and equipment, net                            5,368,000       2,289,000
Other assets                                           2,466,000         884,000
                                                     ---------------------------
        Total assets                                 $48,625,000     $43,316,000
                                                     ===========================


Liabilities and stockholders' equity
Current Liabilities
     Accounts payable                                $ 1,716,000     $ 2,583,000
     Accrued compensation                              1,760,000       1,207,000
     Deferred revenue                                  4,320,000       3,081,000
     Income taxes payable                                     --       1,244,000
     Payable for acquisition                           1,500,000              --
     Other current liabilities                         2,119,000       1,452,000
                                                     ---------------------------
        Total current liabilities                     11,415,000       9,567,000

Long-term liabilities                                    232,000         232,000

Total stockholders' equity                            36,978,000      33,517,000
                                                     ---------------------------
        Total liabilities and stockholders'
           equity                                    $48,625,000     $43,316,000
                                                     ===========================

See notes to condensed consolidated financial statements.

                                LOGIC WORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                   September 30,                   September 30,
                                          ----------------------------    ----------------------------
                                             1996            1995            1996            1995
                                          ------------    ------------    ------------    ------------
Revenues
   License fees                           $  8,127,000    $  7,046,000    $ 24,769,000    $ 18,010,000
   Service fees                              2,382,000       1,324,000       6,682,000       3,445,000
                                          ------------    ------------    ------------    ------------
        Total revenues                      10,509,000       8,370,000      31,451,000      21,455,000

Cost of revenues
   Cost of license fees                        617,000         751,000       1,604,000       1,715,000
   Cost of service fees                        871,000         559,000       2,863,000       1,851,000
                                          ------------    ------------    ------------    ------------
        Total cost of revenues               1,488,000       1,310,000       4,467,000       3,566,000

Gross margin                                 9,021,000       7,060,000      26,984,000      17,889,000

Operating expenses
   Sales and marketing                       6,840,000       4,459,000      18,032,000      11,703,000
   Research and development                  1,594,000       1,034,000       4,196,000       2,782,000
   Acquired in process research and
     development                               995,000              --         995,000              --
   General and administrative                1,703,000         881,000       4,424,000       2,181,000
                                          ------------    ------------    ------------    ------------
        Total operating expenses            11,132,000       6,374,000      27,647,000      16,666,000

Operating income (loss)                     (2,111,000)        686,000        (663,000)      1,223,000

Other income and (expense), net                255,000         (51,000)        749,000         (75,000)
                                          ------------    ------------    ------------    ------------

Income (loss) before income taxes           (1,856,000)        635,000          86,000       1,148,000

Income tax provision (benefit)                (557,000)        241,000         202,000         436,000
                                          ------------    ------------    ------------    ------------

Net income (loss)                         $ (1,299,000)   $    394,000    $   (116,000)   $    712,000
                                          ============    ============    ============    ============

Primary earnings (loss) per share         $      (0.11)   $       0.05    $      (0.01)   $       0.09
                                          ============    ============    ============    ============
Fully diluted earnings (loss) per share   $      (0.11)   $       0.04    $      (0.01)   $       0.07
                                          ============    ============    ============    ============
Weighted average shares outstanding:
Primary                                     11,386,000       7,749,000      11,386,000       7,662,000
                                          ============    ============    ============    ============
Fully diluted                               11,386,000      10,159,000      11,386,000      10,123,000
                                          ============    ============    ============    ============

See notes to the condensed consolidated financial statements.

                                LOGIC WORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                       Nine months Ended
                                                                         September 30,
                                                                ----------------------------
                                                                      1996            1995
                                                                ----------------------------
Cash flows from operating activities
Net income (loss)                                               $   (116,000)   $    712,000
Adjustments to reconcile net income
to net cash (used in) provided by
operating activities:
     Depreciation and amortization                                   968,000         418,000
     Compensation element of common
       stock, warrants and stock option grants                       423,000         305,000
     Acquired in process research and development                    920,000              --
     Changes in operating assets and liabilities:
       Increase in current assets and other noncurrent assets     (2,468,000)     (3,267,000)
       Increase in accounts payable and accrued liabilities          610,000       1,498,000
       Increase in deferred revenue                                1,239,000         802,000
                                                                ----------------------------
Net cash  provided by operating activities                         1,576,000         468,000

Cash flows from investing activities
Purchase of property and equipment                                (3,840,000)     (1,199,000)
Acquisition of Testbytes                                          (1,500,000)             --
Purchase of marketable securities                                 (1,559,000)             --
Proceeds from sale of marketable securities                        4,536,000              --
Purchase of intangibles                                             (129,000)             --
                                                                ----------------------------
Net cash used in investing activities                             (2,492,000)     (1,199,000)

Cash flows from financing activities
Proceeds from the issuance of stock                                  847,000         228,000
Dividends paid                                                            --        (100,000)
Purchase of treasury stock                                          (279,000)             --
Borrowings on line of credit                                              --         250,000
Borrowings on term loan                                                   --         700,000
Repayments on term loan                                                   --         (97,000)
                                                                ----------------------------
Net cash provided by financing activities                            568,000         981,000

Effect of foreign exchange rate on cash                              134,000          (4,000)
Net (decrease) increase in cash and cash equivalents                (214,000)        246,000
Cash and cash equivalents at beginning of period                  19,629,000         936,000
                                                                ----------------------------
Cash and cash equivalents at end of period                      $ 19,415,000    $  1,182,000
                                                                ============================

See notes to the condensed consolidated financial statements.

                                LOGIC WORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Organization and Basis of Presentation

Logic Works, Inc. (the "Company") is a provider of database design and business process modeling tools and services. The Company was incorporated in Delaware in 1985 and operates in one industry segment. The Company has subsidiaries in Australia, Canada, England, France, Germany and Switzerland. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all financial information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the financial position of the Company as of September 30, 1996 and the results of the Company's operations for the three and nine months ended September 30, 1996 and 1995, respectively, and its cash flows for the nine months ended September 30, 1996 and 1995, respectively. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and the notes therein, included in the Company's annual report on Form 10K. Certain amounts have been reclassified to conform with current year presentation. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

2. Acquisition

On September 30, 1996, the Company acquired the source code for Testbytes, an automatic test data generation tool, from a privately-held software company. The Company has accounted for the transaction as a purchase. The total cost of the transaction was approximately $1.5 million and subsequent to a valuation, the Company has recorded a charge of $995,000 for the acquisition of in-process research and development, and acquisition costs in the quarter ended September 30, 1996. The remaining amount is included in other assets and is being amortized over three years.

3. Per Share Amounts

Primary net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding and gives effect to certain adjustments. Shares used in computing primary net income per share include common shares and common equivalent shares consisting of outstanding stock options and warrants. For periods prior to August 23, 1995, such computations have been adjusted to reflect as outstanding, using the treasury stock method, all common and common equivalent shares issued during the twelve month period preceding August 24, 1995, the date of the Company's initial filing of its Registration Statement on Form S-1 with the Securities and Exchange Commission, as if they were outstanding for all periods presented.

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

4. Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt and equity securities are classified as available-for-sale when the Company does not have the positive intent and ability to hold to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

The following is a summary of available-for-sale securities:


                                           Available-for-Sale Securities
                              --------------------------------------------------
                                               Gross        Gross      Estimated
                                            Unrealized    Unrealized     Fair
                                  Cost         Gains       (Losses)     Value
                              --------------------------------------------------
September 30, 1996

U.S.   Treasury    securities
and   obligations   of   U.S.
government agencies           $  577,000   $   10,000   $       --    $  587,000
U.S. corporate securities        853,000           --       (4,000)      849,000
Municipal securities           5,804,000        1,000           --     5,805,000
                              --------------------------------------------------
Total marketable securities   $7,234,000   $   11,000   $   (4,000)   $7,241,000
                              ==================================================


5. Restructuring Charge

In October 1996, the Company announced that it will have a restructuring charge of approximately $2 million to $3 million in the fourth quarter of 1996 associated with streamlining the Company's operations in the United States and Europe.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Business Considerations" in Company's Annual Report on Form 10-K for the year ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

The Company is a leading provider of client/server database design and business process modeling software. The Company's Windows-based products allow customers to realize the benefits of client/server systems by enabling easy, rapid and high-quality design, deployment and management of relational databases and related applications.

Results of Operations

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

                                         Three Months Ended    Nine Months Ended
                                              September 30,       September 30,
                                         ---------------------------------------
                                              1996      1995      1996    1995
                                         ---------------------------------------
Percentages of  Revenues:
Revenues:
  License fees                                 77.3%     84.2%    78.8%    83.9%
  Services                                     22.7      15.8     21.2     16.2
                                         ---------------------------------------
       Total revenues                         100.0     100.0    100.0    100.0
                                         ---------------------------------------
Cost of revenues:
  License fees                                  5.9       9.0      5.1      8.0
  Services                                      8.3       6.7      9.1      8.6
                                         ---------------------------------------
       Total cost of revenues                  14.2      15.7     14.2     16.6
                                         ---------------------------------------
Gross margin                                   85.8      84.3     85.8     83.4
                                         ---------------------------------------
Operating expenses:
  Sales and marketing                          65.1      53.3     57.3     54.5
  Research and development                     15.2      12.4     13.3     13.0
  Acquisition of in process research
    and development                             9.5      --        3.2     --
  General and administrative                   16.2      10.5     14.1     10.2
                                         ---------------------------------------
       Total operating expenses               106.0      76.2     87.9     77.7
                                         ---------------------------------------
Operating income (loss)                       (20.2)      8.1     (2.1)     5.7
Other income                                    2.4       0.6      2.4      0.3
                                         ---------------------------------------
Income (loss) before income taxes             (17.8)      7.5      0.3      5.4
Income taxes (benefit)                         (5.3)      2.9      0.6      2.0
                                         ---------------------------------------
Net income (loss)                             (12.5)%     4.6%    (0.3)%    3.4%
                                         =======================================

Total Revenues. Total revenues increased 26.5% to $10.5 million in the three months ended September 30, 1996 from $8.4 million in the three months ended September 30, 1995. Total revenues increased 46.5% to $31.5 million in the nine months ended September 30, 1996 from $21.5 million in the nine months ended September 30, 1995. The Company's revenues are derived from two sources: license fees and services. The Company derived approximately $2.1 million and $2.1 million, or 20.0% and 25.3% of its total revenues, from international customers in the three months ended September 30, 1996 and 1995, and $6.9 million and $4.2 million, or 21.9% and 19.5% of its total revenues, from international customers in the nine months ended September 30, 1996 and 1995, respectively. The Company expects that international revenues will continue to represent a significant percentage of total revenues. The Company anticipates that, in the future, an increasing proportion of the Company's sales could be denominated in foreign currencies. In such event, foreign currency translations may contribute to significant fluctuations in the Company's results of operations and the Company may enter into hedging transactions to mitigate the effects of exchange rate variations.

License Fees. License fees increased 15.7% to $8.1 million in the three months ended September 30, 1996 from $7.0 million in the three months ended September 30, 1995. License fees increased 37.7% to $24.8 million in the nine months ended September 30, 1996 from $18.0 million in the nine months ended September 30, 1995. License fees include revenues from software licensed either directly by the Company or through VARs, dealers or distributors, and resales of third party software. The increases during these periods resulted from the introduction of Logic Works ModelMart, the Company's workgroup management system, continued increased market acceptance of the Company's products, including ERwin and BPwin, which were stimulated by the Company's sales and marketing activities, and the expansion of the Company's direct and indirect channels. Revenue from the Logic Works ModelMart server accounted for 11.4% and 8.0% of total license fees in the three and nine months ended September 30, 1996. The ERwin product line accounted for 75.9% and 90.4% of its license fees in the three months ended September 30, 1996 and 1995, and 78.6% and 89.5% for the nine months ended September 30, 1996 and 1995. The remainder of the license fees were received from licenses of BPwin, and to a significantly lesser extent, RPTwin and OOwin.

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

Services Fee Revenue. Services revenue increased by 84.6% to $2.4 million in the three months ended September 30, 1996 from $1.3 million in the three months ended September 30, 1995. Services revenue increased 97.0% to $6.7 million in the nine months ended September 30, 1996 from $3.4 million in the nine months ended September 30, 1995. Services revenue includes fees from software maintenance agreements, and training and consulting services. The growth in services revenues during the periods presented was primarily the result of increased maintenance fees associated with the increased number of licenses during such periods, and to a lesser extent increased consulting and training services provided by the Company's Professional Services Group.

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

Sales and Marketing. Sales and marketing expenses increased to $6.8 million in the three months ended September 30, 1996 from $4.4 million in the three months ended September 30, 1995 and represented 65.1% and 53.3%, respectively, of total revenues in each period. Sales and marketing expenses increased to $18.0 million in the nine months ended September 30, 1996 from $11.7 million in the nine months ended September 30, 1995 and represented 57.3% and 54.5% respectively, of total revenues in each period. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses increased markedly during each of the periods presented, due primarily to substantial increases in personnel expenses from increased hiring, increased advertising and promotional costs, and increased sales commissions. During each of the periods presented, the Company has increased the number of employees in its sales and marketing organization. The significant growth in the Company's sales and marketing expenses during the three and nine months ended September 30, 1996 reflects the expansion of its direct field sales force and its European sales and marketing staff. The increases in sales and marketing expenses during the three and nine months ended September 30, 1996 also reflects increased advertising and promotional programs related to releases of extended versions of ERwin and new products such as Logic Works' ModelMart, ERwin/Open and Erwin/Navigator. During the three and nine months ended September 30, 1996, the Company also increased its seminar activity and expanded its targeted direct mail efforts. The Company is taking significant actions to reduce sales and marketing expenses (see Restructuring Charge).

Research and Development. Research and development expenses increased to $1.6 million in the three months ended September 30, 1996 from $1.0 million in the three months ended September 30, 1995 and represented 15.2% and 12.4% of total revenues, respectively. Research and development expenses increased to $4.2 million in the nine months ended September 30, 1996 from $2.8 million in the nine months ended September 30, 1995 and represented 13.3% and 13.0% of total revenues, respectively. Research and development expenses consist primarily of software engineering personnel costs, costs of third party equipment and software for development purposes and costs of outside consultants hired by the Company to assist in its product development efforts. Research and development expenses are generally charged to operations as they are incurred and have not been capitalized since capitalizable costs have not been material. The increase in research and development expenses during the periods presented was the result of the Company's ongoing development of extended versions of ERwin and BPwin, and Logic Works ModelMart, as well as ongoing development of new products for future release and the continuation of its quality control and quality assurance programs.

Acquired In-Process Research and Development. On September 30, 1996, the Company acquired the source code for Testbytes, an automatic test data generation tool, from a privately-held software company. The total cost of the transaction was approximately $1.5 million and subsequent to a valuation, the Company has recorded a charge of $995,000 for the acquisition of in-process research and development, and acquisition costs in the quarter ended September 30, 1996.

General and Administrative. General and administrative expenses increased to $1.7 million for the three months ended September 30, 1996 from $0.8 million for the three months ended September 30, 1995 and represented 16.2% and 10.5% of total revenues, respectively. General and administrative expenses increased to $4.4 million for the nine months ended September 30, 1996 from $2.1 million for the nine months ended September 30, 1995 and represented 14.1% and 10.2% of total revenues, respectively. General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts, and professional fees. The increase in general and administrative expenses related primarily to the overall expansion of the Company's operations and facilities, provisions for doubtful accounts and to its becoming a public company which is subject to reporting and other requirements since October 1995. The Company is taking significant actions to reduce general and administrative expenses (see Restructuring Charge).

Restructuring Charge. In October 1996, the Company announced that it will have a restructuring charge of approximately $2 million to $3 million in the fourth quarter of 1996 associated with streamlining the Company's operations in the United States and Europe.

Income Taxes. The Company provides for income taxes at an effective tax rate of 38%. However, due to certain foreign, state and alternative minimum taxes the rate used to benefit the loss for the three months ended September 30, 1996 was reduced to 30%. These effective tax rates were based on estimated annual federal and state statutory rates.

Liquidity and Capital Resources

At September 30, 1996, the Company had cash and cash equivalents of $19,415,000 and marketable securities of $7,241,000.

Net cash provided by operating activities was $1,576,000 and $468,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash provided by operating activities is primarily related to an increase in deferred revenue and an increase in other liabilities.

Net cash and cash equivalents used in investing activities increased $1,293,000 in the first nine months of 1996 as compared to the same period in 1995. This increase in investing activities is the result of purchases of marketable securities, acquisition of Testbytes, and increased purchases of property, plant and equipment resulting from the growing headcount and the move of the Company's corporate headquarters from a 27,000 square foot facility to a 70,000 square foot facility.

Net cash provided by financing activities decreased by $413,000 in the first nine months of 1996 compared to the same period in 1995 as a result of the purchase of treasury stock.

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

                                LOGIC WORKS, INC.

Dated:  November 14 , 1996      By: /s/ BENJAMIN C. COHEN
                                -------------------------
                                Benjamin C. Cohen
                                Chief Executive Officer, President and Director
                                (Principal Executive Officer)

Dated:  November 14, 1996       By: /s/GREGORY A. PETERS
                                ------------------------
                                Gregory A. Peters
                                Executive Vice President and Chief Financial
                                Officer (Principal Financial Officer)

                                  EXHIBIT INDEX

Number                Description                                   Page No.
------                -----------                                   --------
11                    Statement re:  Computation of Per Share
                      Earnings                                      15
27                    Statement re:  Financial Data  Schedule       16