Form 10-K
period 1996-12-31
LOGIC WORKS INC
filed 1997-03-31
CIK 949871

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                             -----------------
                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER:  00-26810
                                                 --------

                                LOGIC WORKS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                          22-2663477
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

                      111 CAMPUS DRIVE, PRINCETON, NJ 08540
           (Address of principal executive offices including zip code)
                                 (609) 514-1177
               Registrant's telephone number, including area code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on February 25, 1997, (based upon the average bid and ask prices of the Company's Common Stock on the Nasdaq National Market on February 25, 1997), held by non-affiliates was approximately $35 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

As of February 25, 1997, there were outstanding 11,871,036 shares of the registrant's Common Stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE.

Proxy Statement of Logic Works, Inc. relative to the Annual Meeting of Stockholders to be held on May 7, 1997, which is incorporated by reference into
Part III of this Form 10-K.

                                LOGIC WORKS, INC
                          1996 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . .       3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . .      20

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .      20

Item 4.   Submission of Matters to a Vote of Security-Holders. . . . .      20

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . . .      21

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . .      22

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . .      23

Item 8.   Consolidated Financial Statements and Supplementary
           Data. . . . . . . . . . . . . . . . . . . . .See  pages F-1 to F-16

Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure. . . . . . . . . . . . . . . . . .      28

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . .      28

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . .      28

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management. . . . . . . . . . . . . . . . . . . . . . . . .      28

Item 13.  Certain Relationships and Related Transactions . . . . . . .      28

                                     PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules and
           Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .      29

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30

"LOGIC WORKS," "ERWIN", "TESTBYTES", "BPWIN", "OOWIN" AND "RPTWIN" ARE REGISTERED TRADEMARKS OF THE COMPANY. "MODELMART," "UNIVERSAL DIRECTORY," "UNIVERSAL MODELING ARCHITECTURE (UMA)", "LOGIC WORKS" WITH LOGO AND THE PHRASE "MAKING DATABASE DESIGN EASIER IN A CLIENT/SERVER WORLD" ARE TRADEMARKS OF THE COMPANY. THIS FILING ON FORM 10-K ALSO INCLUDES TRADEMARKS AND TRADENAMES OF COMPANIES OTHER THAN LOGIC WORKS, INC.

THIS ANNUAL REPORT ON FORM 10K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "BUSINESS CONSIDERATIONS" AND
"MANAGEMENT DISCUSSION AND ANALYSIS - BUSINESS CONSIDERATIONS" CONTAINED HEREIN.


                                     PART I



ITEM 1. BUSINESS

     Logic Works, Inc. ("Logic Works" or "the Company") is a leading provider of client/server database design and business process modeling software. The Company's Windows-based products allow customers to realize the benefits of client/server systems by enabling easy, rapid and high-quality design, deployment and management of relational databases and related applications. The Company's award-winning products have been licensed to more than 44,000 users in over 6,000 organizations worldwide, including Alcoa, AT&T, Barnett Banks, GTE, Hewlett-Packard, Intel, ITT, Johnson & Johnson, Merck, Microsoft, Union Pacific Railroad, Visa International and the U.S. Army.

INDUSTRY BACKGROUND

     In response to increasing competitive pressures to lower costs, enhance product and service quality, and improve the efficiency of operations, many organizations have begun to restructure, or re-engineer, their critical business processes. As part of these re-engineering efforts, organizations have sought to gain competitive advantage by improving their existing information technology. In the early 1990's this need to improve information systems, together with technological developments, drove the evolution from mainframe "legacy" systems
to client/server systems.   Presently, this shift to client/server continues to
evolve and embraces data warehousing, next generation application packages and data-centric intranet sites.

     Organizations adopting these technologies want to achieve increased flexibility, improve end-user access to information, and gain competitive advantage in today's rapidly changing business and technology environment. In contrast to the closed, proprietary, single-vendor nature of legacy environments, these systems are open, distributed, and composed of hardware, networking components, databases and application development tools from multiple vendors. As a result, developing, deploying and managing these systems are difficult, time-consuming and expensive.

     Relational database management systems ("RDBMS") software is a key enabling technology for information management systems. As a result, the market for RDBMS software has grown from $482 million in 1991 to $7 billion in 1996. RDBMS software, which organizes the collection, storage and retrieval of data, allows software developers to develop applications which provide end-users with improved access to the data they need to manage their business processes. The advent and proliferation of RDBMS software has supported the development of increasingly complex applications which handle critical business functions, such as financial reporting, human resource administration, inventory and production control, sales order management and customer service. The demand for these applications has grown significantly over the last few years as expectations of their business value have increased and organizations seek to realize the
potential benefits of information management systems.   With the rapid shift of
companies to internet technologies, these databases are being extended to manage a whole new set of objects--sound, video, geospatial, time-series data--creating a new generation of object relational databases, ("ORDBMS").

     Traditional software development has been unable to keep pace with this increased demand. The increasing complexity of applications and systems, the growing inventory of existing applications that require maintenance, the difficulty of coordination and communication between business analysts and software developers and a shortage of qualified developers have created a significant backlog for new applications and enhancements to existing applications. Due to the length of time required to develop applications or enhancements, the related business requirements have often changed by the time the application or enhancement is developed. The difficulties of application development are also exacerbated by flawed database design. The design of the underlying database is often not based on the organization's underlying business processes, rules and logic. As a result, the database cannot adequately capture or provide access to data in an organized manner that aligns with the goals, activities and processes of the organization. Improper database design leads to a number of problems, including poor application performance, limited scalability, delayed database deployment and incomplete business process re-engineering efforts.


LIMITATIONS OF EXISTING DATABASE DESIGN TOOLS

     Because the performance of business applications is highly dependent on the quality of database design and because developers are under intense time pressures, software developers are increasingly relying on specialized software design and analysis tools to enhance the quality and speed of the design of databases and applications. A number of products, including Computer-Aided Software Engineering ("CASE") tools, tools offered by database vendors and client-side graphical user interface ("GUI") application development tools, have been marketed to address these needs. For several reasons, these tools do not fully meet the needs of users and often do not provide the expected productivity gains:

 DIFFICULT TO USE. Many existing tools are difficult, costly and time-consuming to use. Some of these tools also require that users adopt the vendor's complex, proprietary development methodology which is often difficult to learn.

 PROPRIETARY. Many existing tools are provided by RDBMS vendors which support only their own databases and do not interoperate with databases from other vendors. Finally, most existing tools do not support multiple front-end GUI application development tools.

 LIMITED FUNCTIONALITY. Most existing tools lack the dual capabilities of complete-compare, enabling iterative forward engineering, and reverse engineering. Forward engineering permits developers to automatically generate the code needed to implement a specific physical database from a logical data model. Reverse engineering permits developers to recover a logical model
embedded in an existing physical database.   In combination, the developer can
iteratively revise either the model or the physical database to reflect changes as the application evolves.

 LACK OF FOCUS ON BUSINESS PROCESSES. Most current tools focus only on the flow of data within an information system instead of on the underlying business processes. These tools do not support business process modeling which enables business analysts and application designers to visualize and better understand the business processes they are charged with re-engineering.

THE LOGIC WORKS SOLUTION

     The Company believes that its model-based technology enables organizations to rapidly design and deploy high-quality relational databases and supports ongoing database management and business process re-engineering efforts. In addition, the Company also provides technical support, training and consulting services which are designed to help customers achieve maximum productivity gains from the Company's products.

     The Company's products are designed to provide the following key benefits:

 POWERFUL, EASY-TO-USE RDBMS DESIGN TOOL. ERWIN, the Company's flagship product, is a Windows-based database design tool that allows organizations to draw blueprints of business rules governing the data used in database-driven applications. From this blueprint, ERWIN can automatically complete the physical database design process by generating the SQL data definition code and transferring the code to the target server to create the database. Logical modeling helps ensure that the database captures the correct, critical information, which improves the data integrity, and the quality and performance of the applications accessing data from the RDBMS software. The Company believes that its model-driven approach makes database design easier and improves developer productivity by utilizing a simple, open development methodology that is easier to learn and use than many existing proprietary tools.

BENEFITS TO MULTIPLE USERS. Logic Works ModelMart promotes the sharing and management of models. This enables organizations to scale the deployment of Logic Works products, supporting a broad range of benefits, from model merging, impact analysis, version control, concurrent modeling, flexible levels of security, attached or detached modeling, and partitioning of large enterprise models.

OPEN, MULTI-VENDOR SUPPORT. ERWIN's open architecture is designed to support leading application development tools, popular database software and other modeling tools. ERWIN's open architecture provides a bridge between the client and the server in the application development process and allows ERWIN to be database and platform independent. Logic Works ERWIN links with leading application development tools, such as Sybase PowerBuilder, Centura SQLWindows and Microsoft Visual Basic. This allows developers to export the data model attributes directly into the client-side application development tool enabling the rapid development of client/server applications directly from the database design. On the server side, ERWIN supports leading RDBMS software, including products offered by Oracle, Sybase, Informix, Microsoft and Centura, as well as IBM. In addition, ERWIN supports most popular desktop databases, including Microsoft Access, Microsoft FoxPro and Borland Paradox. Since many organizations have made significant investments in existing CASE tools, the Company also offers an extended version of ERWIN which interfaces with Oracle CASE.

 FORWARD AND REVERSE ENGINEERING CAPABILITY. ERWIN's model-driven approach supports the forward engineering of databases by utilizing data models to create SQL database definition code. In addition, ERWIN reverse engineers existing databases into logical data models. The ability to both forward and reverse engineer databases enables organizations to exploit existing databases by facilitating the migration of existing applications to new databases and the conversion of legacy applications to client/server applications. For example, a software developer can use ERWIN to migrate a DB2 database to operate on Oracle7 by reverse engineering the DB2 database into a logical model and then forward engineering the translated logical model into SQL code for Oracle7. Similarly, a software developer can use ERWIN's forward and reverse engineering capabilities to ensure that multiple departmental databases across an organization are designed around a consistent logical model. The Company believes that ERWIN's forward and reverse engineering capabilities reduce the time necessary for new database implementations and ensure the referential integrity of the data across an organization.

 EXTEND APPLICATION SCALABILITY. ERWIN enables sound database design which is critical to maintaining application performance and data integrity as applications are scaled to meet the needs of individual users, workgroups, and the entire enterprise. Improved database design increases the scalability of applications as the number of users increases, as the size and complexity of the applications expand, and as the applications are migrated to new, more powerful platforms.

 BUSINESS PROCESS RE-ENGINEERING SUPPORT. BPWIN's graphical modeling of business processes allows organizations to easily analyze, redesign and optimize their business processes, and identify and eliminate redundant activities. BPWIN's bi-directional interface with ERWIN allows users to design their databases around business processes. BPWIN also interfaces with third-party business simulation tools in order to simulate new business processes prior to implementation.

STRATEGY

     The Company's objective is to be the leading worldwide provider in the market for data-centric application development tools.. To achieve this objective, the Company's market-driven strategy includes increasing product functionality, expanding support for third-party application development tools and databases, improving support for application development efforts, leveraging its existing customer base, extending distribution channels and developing its customer service and support organization. The following are the key elements of the Company's strategy:

 MAINTAIN TECHNOLOGICAL LEADERSHIP. Logic Works is committed to maintaining its technological leadership through internal product development efforts and through opportunistic acquisitions of technology and/or products from third parties. The Company believes that as a customer-focused organization in the rapidly evolving modeling tools market, it must support its technologically advanced customers by providing them with products embodying new and emerging technologies. The following are the key elements of the Company's approach:

 PROVIDE ADDITIONAL FUNCTIONALITY AND FEATURES. The Company intends to continue to add functionality and features to increase the usefulness and performance of its products. The Company believes that its core product features can be further developed to provide targeted support for emerging high-end functions, including concurrent workgroup modeling, data warehousing, data replication and performance tuning. For example, in 1996 the Company introduced Logic Works ModelMart which provides the requisite data security and administration capabilities necessary for concurrent, multi-user model development. Logic Works ModelMart supports ERWIN/OPEN and will ultimately serve as a common platform for integrating ERWIN and BPWIN.

 EXTEND DEVELOPMENT TOOL SUPPORT. The Company's ERWIN/OPEN provides additional support for client-side application development tools and develop interfaces with other CASE tools such as: Sybase PowerBuilder, Centura SQLWindows and Microsoft Visual Basic. The Company also intends to develop or license interfaces to integrate with the application packages, data warehouse and Web application development tools. Logic Works continually monitors the development and release of new development tools and plans to develop links with these new tools as they become popular.

 EXPAND WEB SUPPORT. ERWIN for the Web complements existing Web page authoring tools by generating powerful Web applications linked to corporate relational databases. By driving data publishing Web page display properties and SQL database queries from the ERWIN data model, ERWIN automatically generates a complete Web application.

 EXPAND RDBMS SUPPORT. Logic Works plans to extend its support of RDBMS software by enhancing ERWIN's change management with model-to-database synchronization and providing support for constructing queries within the data model. In addition, the Company intends to support new databases as they achieve market acceptance, with specific focus on the emerging ORDBMS market.

 LEVERAGE EXISTING CUSTOMER BASE. The Company has concentrated its sales and marketing efforts on developing a broad customer base. As a result of these efforts, more than 44,000 users in over 6,000 organizations worldwide have licensed the Company's products. Logic Works seeks to leverage its existing customer base by selling additional licenses and marketing complementary products and services. In particular, the Company's Logic Works ModelMart products are being marketed to existing and new customers who need concurrent workgroup database design capabilities. The Company anticipates that these products will be licensed by a greater number of users within an organization than its current ERWIN products.

 EXPAND BRAND NAME AWARENESS. Logic Works believes that brand name awareness of the Company and its products is key to its success. Logic Works has targeted its marketing efforts to establish and expand the recognition of its corporate and product names through its advertising, direct mail campaigns, trade show participation, promotional activities, and establishment of indirect channels and strategic alliances. The Company believes that establishing and expanding this market awareness is particularly important given the emerging nature of the market in which it competes.

 EXTEND WORLDWIDE DISTRIBUTION CHANNELS. The Company believes that a broad range of distribution channels is necessary to reach its diverse target customer base. The Company's distribution channels include a telesales force, a direct field sales force, a wide range of indirect channels and targeted strategic alliances. In order to complement its existing telesales force, the Company, in early 1995, commenced the expansion of its domestic and international direct field sales force to market and license new complex products such as: Logic Works ModelMart, released in March 1996, and Logic Works Universal Directory, released in March 1997, which require a longer and more sophisticated sales process and greater technical field support than the Company's existing products. The Company is expanding its indirect channels both in North America and overseas by establishing relationships with additional VARs, dealers and distributors in new and existing markets. The Company is also seeking to develop new strategic alliances with third-party software vendors, primarily database vendors and development tool providers, to develop joint marketing arrangements and agreements to bundle the Company's products with their products in order to leverage the potential for sales growth of such products.

 EXPAND CUSTOMER SERVICE AND SUPPORT. The Company believes that a high level of customer service and support is critical to the Company's success and that there is a significant opportunity to increase its revenues by providing additional services to its customers in the future. Logic Works provides technical support, training and consulting services, all of which are oriented primarily toward its own products. This focus on customer service is designed to increase customer satisfaction by ensuring that customers achieve anticipated productivity gains, to provide feedback as to customer demands and requirements and to provide a recurring source of revenues. The Company provides its indirect channels with substantial training so that they can also provide a high level of service and support for the Company's customers.

PRODUCTS

     Logic Works offers a family of products designed to model and manage data-centric applications across a spectrum of technologies--client/server, data warehouse and the Web. The Company's products are easy-to-use and easy-to-learn, and provide a scaleable solution to meet the needs of both small development teams and the enterprise.

      The following table identifies the Company's current products and products expected to be released through 1997. The Company's client products are designed to run on personal computers using Windows, and server products are designed to run on Microsoft NT or UNIX servers.

                                                                        SINGLE
                                                       MOST              USER
                                      ORIGINAL        RECENT             U.S.
                                       RELEASE        RELEASE            LIST
           PRODUCT                      DATE           DATE              PRICE

Logic Works ERWIN/ERX                   Q2/90          Q4/96            $3,295
Logic Works ERWIN/OPEN                  Q2/96          Q4/96            $3,495
Logic Works ERWIN DWX                   Q3/97*           -                 -
Logic Works ERWIN APX                   Q3/97*           -                 -
Logic Works ERWIN/Navigator             Q2/96          Q4/96              $795
Logic Works BPWIN                       Q4/93          Q4/96            $2,495
Logic Works BPWIN/Professional          Q1/97            -              $2,995
Logic Works BPWIN Navigator             Q1/97            -                $495
Logic Works TESTBytes                   Q4/96            -                $895
Logic Works RPTUL                       Q4/94          Q2/96              $399
Logic Works ModelMart                   Q1/96          Q1/97            $9,995
Logic Works Universal Directory         Q1/97            -             $30,000

*Anticipated release.

Logic Works ERWIN

     Logic Works ERWIN, the Company's flagship product, is a Windows-based data modeling tool that enables developers to quickly and easily design databases utilizing logical, or entity relationship (ER), modeling. Using ERWIN, a developer can create a model, or graphical representation, of an organization's rules, thereby providing a high-level, logical view of the data. ERWIN's logical modeling capabilities enhance the ability of developers to design and construct databases and facilitate communication between end-users and developers during the design process.

      DESIGN. Logic Works ERWIN automates data model design through the creation of a graphical representation or blueprint. The blueprint developed by ERWIN provides a clear picture of the entities and relationships in the database. ERWIN synchronizes the logical database model with the server database implementation and client application interface. This synchronization enforces the consistency between business rules in the database model with the data validation procedures on the server and client, thereby ensuring referential integrity. The understanding of referential integrity constraints that ERWIN provides is essential for optimal database design.

      CONSTRUCTION. Logic Works ERWIN's forward engineering feature allows the automatic creation of a physical model of the database directly from the logical data model while its reverse engineering capability enables the recovery of a logical data model from an existing database. These dual capabilities facilitate the migration of existing applications to new databases and the conversion of legacy applications to client/server applications, a significant benefit in heterogeneous computing environments. ERWIN further eases application development by linking directly with client-side GUI application development tools.

      COMMUNICATION. Because lack of end-user input is a major reason for the failure of many development projects and implementations, ERWIN was designed to create reports and documentation that can be used by developers to define systems requirements, to communicate those requirements to other systems personnel and applications end-users, and to ensure that the database or system satisfies those requirements. This improved communication, in turn, allows developers to improve project management and efficiency, change database design, enhance the system's life cycle and permit the end-user of the application to participate in the design of the information systems used in the business.

     Logic Works ERWIN employs a graphical user interface and easy-to-learn, easy-to-use features, including "point and click," "drag and drop," multi-level viewing, toolbars and mouse-driven menus. In addition, multiple colors, fonts and zoom levels facilitate viewing of the model at both the business level and technical level and allow the creation of stored displays. ERWIN permits enterprise data models to be partitioned into functional areas called subject areas, such as accounting, human resources administration and inventory and production control, so that a developer can operate in one area of the model without affecting others. To enforce referential integrity, ERWIN also automates the generation of triggers and stored procedures from the data model. Furthermore, the current versions of the product include a check-in/check-out dictionary running on all database platforms which allows model version control. ERWIN utilizes the IDEF1X modeling notation, a United States Federal government standard that is increasingly emerging as a commercial standard.

     As illustrated below, Logic Works ERWIN serves as a bridge between the client (application development tools) and the server (the database) in the database design and application development process.

     Logic Works ERWIN/ERX, supports leading RDBMS software, including software offered by Oracle, Sybase, Informix, Microsoft, Centura, Progress and IBM. In addition, ERWIN/ERX supports popular desktop databases, including Microsoft Access, Microsoft FoxPro and Borland Paradox. Using ERWIN/Open together with
Logic Works ModelMart repository,   allows data models to be shared, revised and
integrated on a concurrent basis to support database design and application development by multiple users in a workgroup.

     In 1996, the Company introduced Logic Works ERWIN/Open, which extended ERWIN/ERX's capabilities by speeding front-end application development in Visual Basic, Powerbuilder and PROGRESS. ERWIN is also available in a Japanese language version, ERWIN/ERX J. The Company has developed desktop versions for PowerBuilder and Visual Basic that support databases, such as Microsoft Access, Microsoft FoxPro and Borland Paradox, that run on personal computers.

Logic Works ModelMart

     Logic Works ModelMart is an enterprise class model management system for coordinating client/server, Web and data warehouse database development. Easy to set up and maintain, Logic Works ModelMart provides convenient, secure and controlled access to ERWIN data models, promoting reuse and productivity. Logic Works ModelMart makes data models available directly from a central server, or ModelMart, so all members of the organization with the most current models. Logic Works ModelMart is an open environment -- platform and network independent -- and hosted in Sybase, Microsoft SQL Server or Oracle databases.

Logic Works Universal Directory

     Logic Works Universal Directory is an information directory tool that collects, classifies, and publishes information gathered from the information inventory throughout a company's data warehouse. Logic Works Universal Directory tracks all the references to all the information that pertains to a business, much like the yellow pages that keep references to all the businesses in an area. Information--such as word processed documents, JCL Jobs, and ERWIN diagrams--that are imported into Logic Works Universal Directory are not actually stored there; Logic Works Universal Directory simply keeps the references to their storage location. For each information object in its database, Logic Works Universal Directory also stores information about an object's properties such as Name, Description, Job ID, and URL. In addition, Logic Works Universal Directory provides text-based and graphical descriptions of relationships between information objects. This information about the data is commonly called metadata.

Logic Works TESTBytes

     On September 30, 1996, the Company acquired the source code for Logic Works TESTBytes, an automatic test data generation tool, from a privately-held software company. Logic Works TESTBytes is a test data generation tool that connects to a database to create test data for relational databases. Logic Works TESTBytes automatically generates up to millions of rows of meaningful test data, eliminating days or weeks of time-consuming effort and reducing costs. Logic Works TESTBytes automates test data generation, providing many essential capabilities for all database professionals, from developers and data modelers to QA testers and database administrators.

 Logic Works BPWIN

     Logic Works BPWIN is a business process modeling and analysis tool. BPWIN portrays business functions graphically, thereby facilitating communication among management, business analysts and systems professionals. BPWIN helps organizations identify and eliminate redundant and inefficient activities, reduce costs, improve flexibility and enhance customer service by comparing current processes with proposed re-engineered processes. BPWIN's bi-directional interface with ERWIN allows business processes and data to be synchronized which permits both products to be used to optimize business processes and database design. BPWIN also interoperates with RPTwin to produce sophisticated, presentation-quality graphics and reports.

CUSTOMERS

     The Company's customers include a wide variety of organizations in a broad range of industries worldwide, including financial services, professional services, manufacturing and health care, as well as governmental agencies, distributors and resellers. The Company's products have been licensed to more than 44,000 users in over 6,000 organizations worldwide. The Company's products are included on the approved schedule issued by the U.S. General Services Administration for purchasing by the Federal government. Since 1992, no end-user customer has accounted for more than 5% of the Company's total revenues in any year.

SERVICES

     The Company believes that a high level of customer service and support is critical to the Company's success. The services provided by the Company include technical support, maintenance, training and consulting. These services are designed to increase customer satisfaction, provide feedback to the Company as to customers' demands and requirements, and generate recurring revenue. The Company plans to continue to expand its services and support programs as the complexity of the products offered by the Company increases and believes there is a significant opportunity to sell additional services to its customers in the future.

 TECHNICAL SUPPORT AND MAINTENANCE. The Company offers customer support through telephone, electronic mail, Internet and fax and provides new software releases, maintenance releases and enhancements under annual maintenance and support agreements with customers. Additional customer support is provided by the Company's VARs, dealers and distributors. Maintenance and customer support are not included in software license fees but are purchased separately for an annual fee generally equivalent to 15% to 18% of the then current list prices of the licensed products.

 TRAINING AND CONSULTING. The Company offers comprehensive education and training programs, as well as customized consulting services, to its users. Fees for education, training and consulting services are generally charged on a per diem basis, separately from the Company's software products.

SALES AND MARKETING

     The Company markets and sells its products and services directly and through indirect channels such as VARs, dealers and distributors. To support its sales efforts, the Company conducts a wide variety of programs and activities intended to market and position its products. These include advertising, direct mail campaigns, public relations initiatives, product seminars and trade shows. The Company also conducts ongoing customer communications programs.

 DIRECT SALES. The Company's direct sales effort consists of a telesales and telemarketing staff complemented by a field sales force that the Company began to establish in January 1995. Telesales are typically generated through outbound telephone solicitation of leads obtained from the Company's marketing efforts. For its current single seat licensed products, the Company believes that telesales has been a cost-effective means of distributing its products. The telesales cycle for the Company's product has been typically less than one month. The largely customer-initiated nature of telesales makes forecasting of these sales difficult.

     Since January 1, 1995, the Company has opened a limited number of direct field sales offices in North America to complement its telesales effort and has established a European direct sales organization, headquartered in the United Kingdom. However, in the fourth quarter of 1996 management made some strategic restructuring decisions, (see " Management Discussion and Analysis - Restructuring Charges"), including the closing of several sales offices and reconfiguring the direct field force. The Company believes that its direct sales organization will enable the Company to enhance its selling efforts, particularly for higher-priced, more complex products. For example, due to the anticipated higher average sales price and requirement for greater technical field support, the Company's Logic Works ModelMart product, and its new Logic Works Universal Directory, introduced in February 1997, require a longer and more sophisticated sales process directed to more senior decision makers than its single seat license products. In addition, the Company is utilizing its field sales force and telesales force to increase sales to existing customers, as well as to expand its customer base.

     As of December 31, 1996, the Company's North American telesales force consisted of 29 individuals supplemented by a direct field sales force of 20 individuals, 12 of whom serviced North America from the Company's Princeton, New Jersey headquarters, 8 of whom were located in 5 field offices throughout North America. The Company's international sales force was comprised of 17 people at December 31, 1996, 16 of whom were located overseas, principally in Europe.

 INDIRECT SALES. The Company seeks to identify potential markets and develop a diversified set of indirect distribution channels targeted to cover these markets efficiently. The Company's VARs, dealers and distributors purchase products from the Company at a discount from list price and are licensed to resell these products to end-users. The Company provides VARs, dealers and distributors with substantial training so that they can also provide a high level of service and support to the Company's customers.

 STRATEGIC RELATIONSHIPS. The Company has established strategic relationships with a number of organizations that it believes are important to its worldwide sales, marketing and support activities. The Company is seeking to broaden existing relationships as well as to establish new relationships. The Company's relationships with RDBMS vendors, application development tools vendors, and other software vendors, hardware vendors and consultants provide marketing and sales opportunities to the Company's direct sales force, expand the distribution of its products, and broaden its product offerings through product bundling. The Company's strategic relationships also assist the Company in keeping pace with the technological and marketing developments of major software vendors, and in certain instances, provide the Company with product development services.

 INTERNATIONAL SALES. The Company derived approximately $10.8 million, $7.8 million and $2.2 million or approximately 25.4%, 25.4%, and 16.7% of its total revenues, from international customers in 1996, 1995 and 1994, respectively. See
Note 13 of Notes to Consolidated Financial Statements. The Company believes that international sales present a significant opportunity and will continue to increase as a percentage of total revenues. In contrast to the North American market, channel sales, principally through distributors, comprise the majority of international sales and in Japan represent all sales of the Company's products. In 1995, the Company established a direct field sales force in Europe, which is now headquartered in the United Kingdom, with additional field offices in Germany, France and Australia.

The Company expects to hire additional sales and marketing personnel and to increase its promotional and advertising expenditures in 1997. As a result, the Company's sales and marketing expenses will increase in absolute dollar amounts.

PRODUCT DEVELOPMENT

     Since its inception, the Company has made substantial investments in research and development. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. The Company plans to introduce and market new products and new versions and enhancements to its existing products in 1997. Although the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and/or products from third parties or consultants.

     The client/server software market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance its current products, to develop and introduce new products that respond to evolving customer requirements and to keep pace with technological developments and emerging industry standards, such as new operating systems, hardware platforms, application development methodologies, user interfaces, database software and third party application development tools. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition.

     Software products such as those offered by the Company often encounter development delays and may contain undetected errors or failures when introduced or when new versions are released. The Company has in the past experienced delays in the development of software. Those delays have resulted in delays in the shipment of the Company's products. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, or that the Company will not experience development delays, resulting in loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     As of December 31, 1996, the Company's research and development staff consisted of 56 employees. The Company's total expenses for research and development for 1996, 1995 and 1994 were, $6.0 million, $4.0 million, and $2.0 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. As a result, the Company's research and development expenses will increase in absolute dollar amounts. To date, the Company's development efforts have not resulted in any significant capitalized software development costs.


COMPETITION

     The client/server software market is intensely competitive and rapidly changing. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, ease of use, performance, price, reliability, customer service and support, user preference to purchase software from a single vendor, sales and marketing efforts, and product distribution channels. The Company's competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including (i) CASE tool vendors, such as Popkin, Select Software Inc., Sterling, Cayenne, Intersolv and Texas Instruments, (ii) database and application development tools vendors that offer their own tools, including Oracle, Sybase, Informix and Microsoft, (iii) modeling tool vendors, such as Asymetrix, CSA and Embacardo and (iv) vendors that offer business process modeling tools, including Meta Software, Micrografx and Visio Corporation

     Some of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and established, extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. As is typical in the software industry, many of the Company's strategic partners are also competitors of the Company. The Company's products compete to a lesser degree with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server applications software market continues to develop and expand. The Company expects that vendors of application development tools will add and improve their database modeling functions over time and that, therefore, their products could become more competitive with the Company's products. The Company also expects that competition will increase as a result of software industry consolidations. The Company anticipates that its competitors may develop or acquire products that provide functionality that is similar to that provided by the Company's products and that such products may be offered at a significantly lower price or bundled with other products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition.


EMPLOYEES

     As of December 31, 1996, the Company had 223 full-time employees, including 56 in research and development, 14 in the professional services group, 120 in sales and marketing, and 33 in finance and administration. The Company's employees are not covered by any collective bargaining agreements. The Company believes that relations with its employees are good.


BUSINESS CONSIDERATIONS

     The Company's future business, financial condition and results of operations are dependent on the Company's ability to successfully manage the following risks. No assurance can be given that the Company will be able to manage such risks successfully. The failure to manage such risks successfully could have a material adverse effect on the Company's business, financial conditions and results of operations.

POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY. The Company has experienced, and may in the future experience, significant quarter to quarter fluctuations in its results of operations. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including demand for the Company's products, the timing of introduction of new products and product enhancements by the Company or its competitors, market acceptance of new products, the mix of direct and indirect sales, the mix of license fee and services revenue, the mix of products within license fee revenue, the mix of maintenance, training and consulting services within services revenue, the geographic mix of revenue, the nature and timing of significant marketing and joint marketing programs, the number and timing of new hires, competitive conditions in the industry, foreign currency exchange rate fluctuations and general economic conditions. The Company has historically recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of the quarter. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in the last month and last week of that quarter. The Company's revenues are difficult to forecast because of the Company's relatively short historic sales cycle, the reliance on customer-initiated inquiries for a substantial portion of the Company's telesales, variations in the size, type and purchasing procedures of the Company's customers, the use of indirect distribution channels that place orders on an as-needed basis and the Company's limited backlog. A high percentage of the Company's operating expenses is based primarily on planned product introductions and sales forecasts and the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfalls in revenues. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable in any future quarter. The Company has historically experienced increased demand for its products during the third quarter, due primarily to the purchasing patterns of United States Federal governmental agencies, decreased demand in the first quarter and increased demand in the fourth quarter, due to other customers' buying patterns and the effects of quarterly and annual sales performance quotas. Due to the foregoing factors, it is likely that in future quarters the Company's operating results may be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Company's Common Stock.

SUSTAINED REVENUE GROWTH.   Although the Company has experienced significant
growth in total revenues in recent years, the Company does not believe that such growth rates are sustainable. Accordingly, the rate at which the Company has grown in the past should not be considered to be indicative of future revenue growth, if any, or future operating results. There can be no assurances that the Company will be profitable on a quarterly or annual basis. The Company's limited operating history makes the prediction of future operating results difficult, if not impracticable.


 DEPENDENCE ON ERWIN PRODUCT LINE. The ERWIN line of products and related services accounted for approximately 79.0%, 89.0% and 90.0% of the Company's revenues in 1996, 1995 and 1994, respectively. These products and services are expected to continue to account for the majority of the Company's revenues for the foreseeable future. Accordingly, the Company's future results of operations will depend, in part, on achieving broader market acceptance of ERWIN and related services. Customer acceptance of ERWIN will also depend on the Company's ability to preserve its open architecture by continuing to support leading relational database management systems, client-side application development tools and other modeling tools. This multi-vendor support may place a significant strain on the development resources of the Company. Failure to provide support for databases and tools that achieve broad market acceptance may materially and adversely affect sales of ERWIN. A reduction in demand or increase in competition in the market for its ERWIN line of products and related services, or decline in sales of such products and services, would have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS ASSOCIATED WITH THE MARKET ACCEPTANCE OF LOGIC WORKS MODELMART. In the March 1996, the Company introduced Logic Works ModelMart, which serves as a repository of ERWIN data models. While this new product has accounted for 9.0% of total license revenues for the year ended December 31, 1996, there can be no assurance that the Company will be successful in achieving market acceptance for Logic Works ModelMart. This product is anticipated to result in significantly higher average order sizes than the Company's existing products and represents for its users a commitment to a model-driven development approach at the workgroup or enterprise level rather than the individual developer level. The Company believes that, due to the anticipated higher average order sizes and increased sophistication, this product requires a longer and more involved sales process, purchase decisions to be made at a higher management level and greater technical field support than its existing products. There can be no assurance that the Company's direct sales force will be successful in marketing this product at a level that offsets the costs of a direct field sales force. The Company's business, results of operations and financial condition, and the market price of its securities would be materially and adversely affected if Logic Works ModelMart fails to achieve market acceptance or if the direct field sales force is unable to generate significant sales of this product.

 RISKS ASSOCIATED WITH THE DEVELOPMENT AND MARKETING OF LOGIC WORKS UNIVERSAL DIRECTORY. The Company recently introduced Logic Works Universal Directory, which is anticipated to result in significantly higher average order sizes than the Company's existing single user license products and represents for its users a commitment to the data warehouse market. The Company believes that, due to the anticipated higher average order sizes and increased sophistication, as with Logic Works ModelMart, this product will require a longer and more involved sales process, purchase decisions to be made at a higher management level and greater technical field support than its existing products. There can be no assurance that the Company's direct sales force will be successful in marketing this product at a level that offsets the costs of a direct field sales force. Since the Company's future growth is based, in large part, on the success of this product, the Company's business, results of operations and financial condition would be materially and adversely affected if Logic Works Universal Directory fails to achieve market acceptance or if the direct field sales force is unable to generate significant sales of this product. See "Business - Products."


MARKET FOR MODEL-DRIVEN DEVELOPMENT TOOLS. The market for client/server database design tools subject to frequent and continuing changes in customer preferences and technology. The adoption of the Company's products requires acceptance and a commitment to a model-driven development approach and the use of the IDEF1X notation for data modeling. Although the IDEF1X notation is part of the Federal Information

Processing Standard, other competing modeling notations exist that have been widely accepted, including Information Engineering (IE), MERISE and object-oriented notations. The use of the IDEF1X notation may require end-users who have adopted other notations to invest in training to make effective use of the Company's products. To date, many customers have only ordered limited numbers of copies of the Company's software and have not yet fully deployed the software in their application development efforts. There can be no assurance as to the rate of adoption of client/server technology and model-driven development tools or that the Company's products will achieve market acceptance among organizations that adopt client/server systems.

 MANAGEMENT OF GROWTH. The Company has recently experienced a period of significant growth that has placed a significant strain upon its management systems and resources. The Company has recently introduced financial budgeting and forecasting procedures and is adding new financial and management controls and reporting systems. The Company is also in the process of implementing a new management information system to automate the Company's financial reporting procedures and to provide capacity for additional growth. There can be no assurance that the Company will be able to implement these reporting and information systems and controls on a timely basis. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition.

 EXPANSION OF INDIRECT CHANNELS; POTENTIAL FOR CHANNEL CONFLICT. An integral part of the Company's strategy is to expand indirect marketing channels using VARs, dealers and distributors. The Company dedicates specific resources to develop indirect marketing channels. There can be no assurance that the Company will be able to attract and retain VARs, dealers and distributors that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company's agreements with such third parties do not restrict such third parties from marketing competitive products. In many cases, these agreements may be terminated by either party at any time without cause. Therefore, there can be no assurance that any VAR, dealer or distributor will continue to represent the Company's products, and the inability to attract and retain important VARs, dealers or distributors could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, if the Company is successful in selling products through these channels, the Company expects that any material increase in the Company's indirect sales as a percentage of total revenues will materially and adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels. Selling through indirect channels limits the Company's direct contacts with its customers which can hinder the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements. The Company's strategy of marketing its products directly to end-users and indirectly through VARs, dealers and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to allocate the markets for its products among its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflict will not materially and adversely affect its relationships with existing VARs, dealers or distributors or adversely affect its ability to attract new VARs, dealers and distributors. See "Business - Sales and Marketing."

 RISKS ASSOCIATED WITH INTERNATIONAL CUSTOMERS AND OPERATIONS. The Company derived approximately $10.8 million, $7.8 million, and $2.2 million, or 25.4%, 25.5% and 16.7% of its total revenues, from international customers in 1996, 1995 and 1994, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues. The Company believes that its continued growth will require expansion of its sales in foreign markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. Since certain international markets have adopted MERISE or other modeling notations which are different from the IDEF1X standard used by the Company's products, acceptance of the Company's products in certain international markets may require the customer to adopt a new modeling standard. In addition, acceptance of the Company's products in certain international markets has required, and may in the future require, extensive, time-consuming and costly modifications to the Company's products to localize the products for use in particular markets. There can be no assurance that the Company will be able to achieve market acceptance of its products in international markets or maintain or increase international market demand for its products and services. To date, the majority all of the Company's international license fees and services revenue have been denominated in United States dollars. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. The Company does not currently hedge its exposure to foreign currency fluctuations. The Company anticipates that, in the future, an increasing proportion of the Company's sales will be denominated in foreign currencies. In such event, foreign currency translations may contribute to significant fluctuations in the Company's results of operations and the Company may enter into hedging transactions to mitigate the effects of future exchange rate variations. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.

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

 NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE. The client/server software market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological developments and emerging industry standards, such as new operating systems, hardware platforms, user interfaces, RDBMS software and third-party application development tools. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

 DEPENDENCE ON KEY PERSONNEL. The Company's future performance depends in significant part upon the continued service of its key technical, sales and marketing and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is a party to employment agreements with certain executive officers and key employees. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

CONTROL BY EXISTING STOCKHOLDERS. The Company's officers, directors and affiliated entities together beneficially own approximately 55% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders. See "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement on or about April 10, 1997.

ITEM 2.   PROPERTIES

     The Company's corporate headquarters are located in Princeton, New Jersey in leased facilities consisting of 70,155 square feet under a lease expiring in 2005. The Company leases additional facilities and offices, including facilities located in the Atlanta, Chicago, Dallas, San Francisco, Toronto and Washington, D.C. metropolitan areas. The Company also leases international sales and support offices outside of North America in Sydney, Australia; London, England; and Hamburg, Germany. While the Company believes that its facilities are adequate for its present needs, the Company is continually reviewing its needs and may add facilities in the future. The Company believes that additional space would be available on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not subject to any lawsuits or other claims which, in the opinion of management, based upon consultation with legal counsel, will have a material adverse effect on the Company's business, financial condition, and/or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Not applicable

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


STOCKHOLDER INFORMATION

ANNUAL MEETING                               TRANSFER AGENT
The Annual Meeting of                        American Stock Transfer
Stockholders of Logic Works, Inc.            40 Wall Street
will be held at 9:00 a.m. at the             New York, NY 10005
Princeton Marriott Forrestal Village,
201 Village Blvd., Princeton, NJ on
May 7, 1997.



MARKET INFORMATION
The Company's Common Stock began public trading over-the-counter on October 17, 1995 under the Nasdaq National Market System symbol, LGWX.

The high and low closing prices of the Company Common Stock under the Nasdaq National Market System were:

QUARTER ENDED:                                HIGH            LOW
December 31, 1996                          $  8.63        $  5.50
September 30, 1996                           13.00           7.75
June 30, 1996                                21.25          12.00
March 31, 1996                               18.50          11.25
December 31, 1995                            19.25          11.25

DIVIDENDS
The Company has not declared or paid dividends on its Common Stock. While future dividend payments are at the discretion of the Board of Directors, the Company is growth-oriented and there is no present intention to pay a cash dividend on its Common Stock.

COMMON STOCKHOLDERS OF RECORD
At December 31, 1996, there were approximately 3,274 stockholders of record of the Company's Common Stock, as shown in the records of the Company's transfer agent.

ITEM 6.   SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
(In thousands, except per share data)


YEAR ENDED DECEMBER 31,                                     1996           1995           1994           1993           1992
----------------------                                      ----           ----           ----           ----           ----


CONSOLIDATED STATEMENT OF OPERATIONS DATA
License fees                                              $33,017        $25,255        $11,639         $3,855         $1,414
Service fees                                                9,523          5,433          1,663            370            116
Total revenues                                             42,540         30,688         13,302          4,225          1,530
Operating income (loss)                                    (4,796)         2,152          1,161            678            127
Net income (loss)                                          (3,062)         1,407            701            413             76
Net income (loss) per common share                        $ (0.27)       $  0.13        $  0.07         $ 0.05         $ 0.01
Shares used in per share computation*                      11,335         10,448          9,909          8,014          6,776
CONSOLIDATED BALANCE SHEET DATA
Working capital                                           $28,297        $30,896        $ 1,300         $1,647         $  102
Total assets                                               48,369         42,997          6,551          2,923            446
Total debt                                                      -              -              -              -              -
Redeemable preferred stock                                      -              -          1,801          1,709              -
Total stockholder's equity                                $34,315        $33,517        $ 1,010         $  131         $  159


* For an explanation of the number of shares used to compute net income per share, see Note 2 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN THIS ANNUAL REPORT ON FORM 10K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW
Logic Works was founded in 1988 to develop, market and support client/server database design and business process modeling software. The Company commenced commercial shipments of its ERWIN software in 1990. Since inception, a majority of the Company's revenues have been derived from licenses for ERWIN and related maintenance and support, training and consulting. The Company currently expects that ERWIN-related revenues will continue to account for a substantial portion of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of ERWIN and enhancements thereto.

     Logic Works sells its software and related maintenance, support and other services through the Company's direct sales force, and its indirect channel partners which comprised 69% and 31%, respectively, of the Company's 1996 revenues. This compares to revenues from direct sales and indirect channels of 62% and 38%, respectively, in 1995. The quota carrying sales force is comprised of a direct field sales group, a telesales group and an international sales group whose headcounts were 20, 29, and 17, respectively, at December 31, 1996 and 18, 22, and 13, respectively, at December 31, 1995. The increase in revenues from direct sales as a percentage of total revenues in 1996 is the result of a targeted effort by the field sales force to improve penetration into enterprise accounts and enable the Company to sell higher-priced, more complex products. In March 1996, the Company released ModelMart 1.0, a workgroup model management tool, which generally sells at an average price in excess of the Company's traditional products. The sales process for ModelMart is longer and is directed to more senior decision makers than current products and an expanded sales force was required to successfully market this product. For the year ended
December 31, 1996, revenues from ModelMart represented 9.0% of license revenues.

     During 1996, the Company increased its operating expenses in anticipation of increased revenues. Although the Company's total revenues grew by 39% year over year for 1996, actual revenues did not meet management's expectations. As a result, the Company incurred a loss of $3.1 million in its Consolidated Statement of Operations for the year ended December 31, 1996 after giving effect to special charges of $4.2 million. These special charges include $2.2 million related to a restructuring of the Company's operations, and $2.0 million primarily associated with a change in accounting estimate caused by a reduction in the expected useful lives of certain computer equipment and other non-recurring costs. Approximately $2.8 million of the special charges are non-cash. Additionally, in the third quarter of 1996, the Company recorded a $1.0 million in-process research and development charge as part of the acquisition of the TESTBytes source code. See "Acquired in-process Research and Development" and "Special Charges" section for further discussion.

     Since inception, the Company has invested significant resources in developing its client/server database software, as well as building its sales and marketing organizations. As a result, the Company's operating expenses have increased in absolute dollar amounts since inception. The Company expects to hire additional sales and marketing personnel and to increase its promotional and advertising expenditures in 1997.

     Although the Company has experienced significant growth in total revenues in recent years, the Company does not believe that such growth rates are sustainable. Accordingly, the rate at which the Company has grown in the past should not be considered to be indicative of future revenue growth, if any, or future operating results. There can be no assurances that the Company will be profitable on a quarterly or annual basis. Furthermore, the Company's limited operating history makes the prediction of future operating results difficult, if not impracticable.

RESULTS OF OPERATIONS
The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                      1996      1995      1994
                                                      ----      ----      ----

PERCENTAGES OF REVENUES:
Revenues:
  License fees . . . . . . . . . . . . . . . . .      77.6%     82.3%     87.5%
  Service fees . . . . . . . . . . . . . . . . .      22.4      17.7      12.5
                                                    ---------------------------
  Total revenues . . . . . . . . . . . . . . . .     100.0     100.0     100.0
                                                    ---------------------------

Cost of revenues:
  License fees . . . . . . . . . . . . . . . . .       5.4       6.9       5.4
  Service fees . . . . . . . . . . . . . . . . .       8.9       9.1       6.6
                                                    ---------------------------
  Total cost of revenues . . . . . . . . . . . .      14.3      16.0      12.0
                                                    ---------------------------
Gross margin . . . . . . . . . . . . . . . . . .      85.7      84.0      88.0
                                                    ---------------------------
Operating expenses:
  Sales and marketing. . . . . . . . . . . . . .      56.5      53.4      54.1
  Research and development . . . . . . . . . . .      14.2      12.9      14.8
  General and administrative . . . . . . . . . .      14.0      10.7      10.4
  Acquired in-process research & development . .       2.3         -         -
  Special charges. . . . . . . . . . . . . . . .       9.9         -         -
                                                    ---------------------------
     Total operating expenses  . . . . . . . . .      96.9      76.9      79.3
Operating income (loss). . . . . . . . . . . .       (11.2)      7.0       8.7
                                                    ---------------------------
Other income, net. . . . . . . . . . . . . . .         2.2       0.4       0.1
                                                    ---------------------------
Income (loss) before income taxes. . . . . . .        (9.0)      7.4       8.8
                                                    ---------------------------
Income tax (benefit) provision . . . . . . . .        (1.9)      2.8       3.5
                                                    ---------------------------
Net (loss) income. . . . . . . . . . . . . . .        (7.1)%     4.6%      5.3%
                                                    ---------------------------
                                                    ---------------------------
GROSS MARGINS:
Gross margin on license fees . . . . . . . . . .      93.0%     91.6%     93.8%
Gross margin on service fees . . . . . . . . . .      60.1%     48.5%     47.1%
                                                    ---------------------------
                                                    ---------------------------

TOTAL REVENUES. The Company's revenues are derived from two sources: license fees and service fees. Total revenues increased 38.6% to $42.5 million in 1996 from $30.7 million in 1995 and increased 130.7% in 1995 from $13.3 million in 1994. North American revenues (including Canada) increased 40.3% to $33.4 million in 1996 from $23.8 million in 1995 and increased 114.6% in 1995 from $11.1 million in 1994. The Company derived approximately $10.8 million, $7.8 million, and $2.2 million, or 25.4%, 25.4% and 16.7% of its total revenues, from international customers in 1996, 1995 and 1994, respectively. The Company expects that international revenues will continue to represent a significant percentage of total revenues. To date, the majority of the Company's international license fees and service fees have been denominated in United States dollars and, accordingly, the Company has not hedged its exposure to foreign currency fluctuations. The Company anticipates that, in the future, an increasing proportion of the Company's sales will be denominated in foreign currencies. In such event, an increasingly significant portion of the Company's revenues will be subject to the risks inherent in international operations. These risks include, but are not limited to, unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, and potentially adverse tax consequences. The Company may enter into hedging transactions to mitigate the effects of exchange rate variations. No customer accounted for more than 10% of the Company's total revenues in 1996, 1995 or 1994.

LICENSE FEES. License fees increased 30.7% to $33.0 million in 1996 from $25.3 million in 1995 and increased 117.0% in 1995 from $11.6 million in 1994. License fees include revenues from software licensed either directly from the Company or through Value Added Resellers, dealers or distributors, and from third party software. The increases during these periods resulted from increased market acceptance of the Company's products, primarily ERWIN, which was stimulated by the Company's sales and marketing activities, including the expansion of the Company's direct and indirect channels. In 1996, the Company introduced ModelMart, which accounted for 9% of license fees for the year. ModelMart 2.0 was released in the first quarter of 1997 and the Company anticipates that this product will account for a larger percentage of license fees in the future. The ERWIN product line accounted for 79%, 89% and 90% of the Company's license fees for 1996, 1995 and 1994, respectively. The remainder of the license fees were received primarily from licenses of BPWIN.

COST OF LICENSE FEES. Cost of license fees consists primarily of the costs of product media, duplication, manuals and shipping for software licensed to the Company's customers. The dollar increase in the cost of license fees reflects the growth in license fees during the periods presented. The decrease in the cost of license fees as a percentage of license fees in 1996 resulted from the termination of an agreement with Sybase Corp.'s ("Sybase") Powersoft Unit in August 1995 which had permitted the Company to sell Powersoft's PowerBuilder product as part of an ERWIN/PowerBuilder bundled product. Cost of license fees during 1995 included the cost of purchasing PowerBuilder from Sybase for inclusion in the bundle. The Company anticipates entering into, from time to time, other arrangements under which the Company will resell third party products, resulting in future costs of license fees.

SERVICE FEES. Service fees increased 75.2% to $9.5 million in 1996 from $5.4 million in 1995 and increased 226.7% in 1995 from $1.7 million in 1994. Service fees include fees from software maintenance agreements, $6.7 million, $3.0 million, and $1.0 million, and training and consulting services, $2.8 million, $2.4 million, $0.7 million in 1996, 1995, and 1994, respectively. The growth in service fees during the periods presented was the result of increased maintenance fees associated with the increased number of licenses sold during such periods. In 1996, maintenance fees increased as a result of a targeted effort from the sales force to increase the renewal rate on maintenance agreements and of the introduction of ModelMart, which encourages all users in the workgroup to be under maintenance. Additionally, the increase in service fees is the result of increased provision of training and consulting services which the Company initiated in the second quarter of 1994.

COST OF SERVICE FEES. Cost of service fees consists primarily of personnel and related costs for training, consulting, customer support and, starting in 1994, payments to third party service providers. Cost of services also reflects the costs associated with product media, duplication, manuals and shipping product upgrades to customers who have subscribed to the Company's maintenance plans.

     The decrease in costs of service fees as a percentage of service fees in 1996 from 1995 is the result of a larger increase in maintenance fees which has a lower cost than training and consulting services. The increase in cost of services as a percentage of service fees in 1995 as compared to 1994 reflected the introduction and increasing amount of training and consulting services by the Company's Professional Services Group. Training and consulting fees generate lower margins than maintenance fees because of the labor intensive nature of training and consulting. In 1997, the Company believes that the cost of services as a percentage of service fees will likely increase as revenues from training and consulting services become a larger percentage of service fees.

SALES AND MARKETING. Sales and marketing expenses increased to $24.0 million in 1996 from $16.4 million in 1995 and from $7.2 million in 1994 and represented 56.5%, 53.4% and 54.1% of total revenues, respectively. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses increased markedly during each of the periods presented, due primarily to substantial increases in personnel expenses from increased hiring, increased advertising and promotional costs, and increased sales commissions. The significant growth in the Company's sales and marketing expenses in 1996 and 1995 reflected the expansion of its direct field sales force and the establishment and development of its European sales and marketing staff. During each of the periods presented, the Company has increased the number of employees in its sales and marketing organization. The sales and marketing headcount was 113, 88 and 49 at December 31, 1996, 1995, and 1994, respectively. Additionally, the increases in sales and marketing expenses during 1996 and 1995 also reflected increased advertising and promotional programs related to releases of extended versions of ERWIN and BPWIN and releases of new products such as ModelMart, in the first quarter, and TESTBytes, in the fourth quarter of 1996.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $6.0 million in 1996 from $4.0 million in 1995 and from $2.0 million in 1994 and represented 14.2%, 12.9% and 14.8% of total revenues, respectively. Research and development expenses consist primarily of software engineering, personnel costs, costs of third party equipment, software for development purposes and costs of outside consultants hired by the Company to assist in its product development efforts. Research and development expenses are generally charged to operations as they are incurred and have not been capitalized, since capitalizable costs have not been material. The growth in research and development expenses during the periods presented was the result of the Company's ongoing development of extended versions of ERWIN and BPWIN, the development of ModelMart and TESTBytes, and the continuation of its quality control and quality assurance programs. In addition, during 1996, the Company began developing an information directory product that will enable users to index, search and publish the information stored in their data warehouse/datamart. This product, Logic Works Universal Directory, began shipping in March 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts and outside professional fees. General and administrative expenses increased to $6.0 million in 1996 from $3.3 million in 1995 and from $1.4 million in 1994 and represented 14.0%, 10.7% and 10.4% of total revenues, respectively. Continued growth in operations and the number of employees to support the Company's increased level of net revenues contributed significantly to the increase in general and administrative expenses. Costs associated with professional services to support the Company's growth and operations as a public company also increased.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. On September 30, 1996, the Company acquired the source code for TESTBytes, an automatic test data generation tool, from a privately-held software company. The total cost of the transaction, including acquisition costs, was approximately $1.6 million. Subsequent to an independent valuation, the Company recorded a charge of $995,000 for the acquisition of in-process research and development, and acquisition costs in the quarter ended September 30, 1996.

SPECIAL CHARGES
RESTRUCTURING CHARGES. The Company implemented a strategic restructuring plan and recorded a restructuring charge of $2.2 million in the fourth quarter of 1996. The focus of the Company's restructuring plan is to streamline its operations by reducing operating expenses through workforce reductions, consolidating and reorganizing certain operations and writing off certain fixed assets and other assets whose value had diminished. The Company began implementation of its restructuring plan in the fourth quarter of 1996 and expects the implementation to continue throughout 1997. The restructuring includes the closing and moving of several offices and the termination of approximately 25 employees across all departments and around the world. All 25 employees were terminated during the fourth quarter of 1996. There can be no assurance that management will be successful in implementing the restructuring plan or implementation of the restructuring plan may cause diversion of management's time and resources and may result in other unanticipated disruptions and unexpected expenses. Of the total severance costs, $770,000 remains accrued at December 31, 1996.

     The components of the restructuring charges are as follows:

          Severance. . . . . . . . . . . . . . . . . . . . .     $1,056,000
          Asset write-downs. . . . . . . . . . . . . . . . .        577,000
          Professional and legal fees. . . . . . . . . . . .        315,000
          Office consolidations/lease terminations . . . . .        255,000
                                                                 ----------
          Total restructuring charges. . . . . . . . . . . .     $2,203,000
                                                                 ----------
                                                                 ----------

CHANGE IN ESTIMATE AND OTHER NONRECURRING EXPENSES. During the fourth quarter, the Company completed a review of its depreciation policy for computer equipment. The Company determined that, as a result of the change in its purchasing patterns, the competitive nature of its products, and the continued improvements in technology, the actual lives of computer equipment were shorter than the useful lives for depreciation purposes. Therefore, the Company changed the depreciable lives from five years to two years. The amount required to adjust asset values of computer equipment resulting from this change in accounting estimate was $845,000.

     The remaining $1.1 million of nonrecurring costs were the result of write-downs to net realizable value of certain assets whose value had diminished as a result of activities in the fourth quarter of 1996 and the write-off of excess lease costs at the Company's corporate headquarters.

INCOME TAXES. The Company recorded a tax benefit at an effective rate of 21% in 1996. The Company's effective tax rate was 38% for 1995 and 40% for 1994. These effective tax rates were based on the federal and state statutory rates. See
Note 7 of Notes to Consolidated Financial Statements.

EARNINGS PER SHARE. Due to the Company's net loss in 1996, its Common Stock equivalents are deemed anti-dilutive and are thus not included in the weighted average common and common equivalent shares outstanding as of December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1996, the Company had cash and cash equivalents of $20,385,000 and marketable securities of $8,109,000.

     The Company's operating activities provided cash of $936,000, $2,479,000 and $517,000 in 1996, 1995 and 1994, respectively. Net cash provided during these periods consisted primarily of increases in depreciation and amortization, accrued liabilities and deferred revenue, offset by increases in accounts receivable.

     Net cash and cash equivalents used in investing activities were $2,643,000, $11,875,000, and $1,507,000 in 1996, 1995 and 1994, respectively. Net cash used during these periods consisted primarily of purchases of marketable securities, acquisition of TESTBytes, increased purchases of property and equipment resulting from the growing headcount, and the move of the Company's corporate headquarters from a 27,000 square foot facility to a 70,000 square foot facility. This activity is offset by the proceeds received from marketable securities which matured in 1996.

     Net cash provided by financing activities was $2,419,000, $28,077,000, and $197,000 in 1996, 1995, and 1994, respectively. Net cash provided during these periods included the initial public offering of the Company's Common Stock completed in October 1995, the exercise of options to purchase shares of the Company's Common Stock, borrowing and repayment of a term loan and line of credit and dividends paid on redeemable preferred stock.

     The Company believes that its existing cash balances together with cash flow from operations will be sufficient to meet its cash requirements through 1997.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 to F-16 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information in response to this item is incorporated herein by reference to "Election of Directors" in Logic Works, Inc.'s Proxy Statement dated on or about April 10, 1997 to be filed with the Securities and Exchange Commission (the "SEC").


ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to "Executive Compensation" in the Company's Proxy Statement dated on or about April 10, 1997 to be filed with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated on or about April 10, 1997 to be filed with the SEC.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference to "Certain Transactions" in the Company's Proxy Statement dated on or about April 10, 1997, to be filed with the SEC.

PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) The response to this portion of Item 14 is submitted as a separate section ofthis report.


     (2)  FINANCIAL STATEMENT SCHEDULE

    Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1996

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in Consolidated Financial Statements or notes thereto.

      (3)  EXHIBITS

NUMBER                        DESCRIPTION

3.1*      Second Amended and Restated Certificate of Incorporation of the
          Registrant.
3.2*      Amended and Restated By-Laws of the Registrant.
4.1* See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining rights of holders of Common Stock of the Registrant.
10.1*     Series A Preferred Stock Purchase Agreement.
10.2*     1995 Stock Option/Stock Issuance Plan.
10.3*     1995 Employee Stock Purchase Plan.
10.4* Sublease Agreement, dated as of July 7, 1993, between Computer Associates International, Inc. and the Registrant, as amended to date.
10.5* Loan and Security Agreement, dated April 14, 1995, between the Registrant and United Jersey Bank.
10.6* Employment Agreement, dated as of September 15, 1993, between the Registrant and Benjamin C. Cohen.
10.7* Employment Agreement, dated as of July 22, 1993, between the Registrant and Frank C. Cicio, Jr.
10.8 Lease agreement, dated October 20, 1995, between the Registrant and West Windsor Associates L.P. Incorporated by reference to Exhibit
          10.8 filed with the Company's Form 10K in March 1996.
10.9# Asset Purchase Agreement By and Among Logic Works Inc. and InfoStructures, Inc.
11.1#     Statement re: Computation of Per Share Earnings.
21.1#     List of subsidiaries.
23.1#     Consent of Ernst & Young LLP.
27#       Financial Data Schedule
____________
#    Filed herewith.
* Incorporated by reference to Exhibits filed with the Company's Registration Statement on Form S-1 File No. 33-96134.

(b)  REPORTS ON FORM 8-K

      None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

LOGIC WORKS, INC.


By:  /S/ Benjamin C. Cohen                                       March 27, 1997
     -------------------------
     Benjamin C. Cohen, Chief Executive Officer,
     President and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                                  DATE
          ---------                                                  -----

By:  /S/ Benjamin C. Cohen                                       March 27, 1997
     -------------------------
     Benjamin C. Cohen, Chief Executive Officer, President and
     Chairman of the Board (Principal Executive Officer)

By:  /S/ Gregory A. Peters                                       March 27, 1997
     -------------------------
     Gregory A. Peters, Executive Vice President and Chief Financial
     Officer (Principal Financial Officer)

By:  /S/ Kenneth W. Zeng                                         March 27, 1997
     -------------------------
     Kenneth W. Zeng, Controller (Principal Accounting Officer)

By:  /S/ Paul E. Blondin                                         March 27, 1997
     -------------------------
     Paul E. Blondin, Director

By:  /S/ Robert E. Davoli                                        March 27, 1997
     -------------------------
     Robert E. Davoli, Director

By:  /S/ Charles Federman                                        March 27, 1997
     -------------------------
     Charles Federman, Director

By:  /S/ Richard A. Hosley,II                                    March 27, 1997
     -------------------------
     Richard A. Hosley, II, Director

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Auditors                                        F-2
Consolidated Balance Sheets                                           F-3
Consolidated Statements of Operations                                 F-4
Consolidated Statements of Cash Flow                                  F-5
Consolidated Statements of Changes in Stockholders' Equity            F-6
Notes to Consolidated Financial Statements                            F-7

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Logic Works, Inc.

We have audited the accompanying consolidated balance sheets of Logic Works, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flow for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logic Works, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                  Ernst & Young LLP
Princeton, New Jersey
February 11, 1997

CONSOLIDATED BALANCE SHEETS


                                                                                                           DECEMBER 31,
                                                                                                           ------------
                                                                                                      1996           1995
                                                                                                      ----           ----

ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $20,384,910    $19,628,215
  Marketable securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,108,718     10,217,431
  Accounts receivable (less allowance for doubtful accounts and sales
  returns of $1,947,829 and $1,277,738, in 1996 and 1995, respectively). . . . . . . . . . . .      10,181,941      7,988,410
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         620,330        510,226
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         348,157        399,286
  Due from officers. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -        420,884
  Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,706,494        979,044
                                                                                                   --------------------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      42,350,550     40,143,496
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,760,498      2,289,361
Purchased software, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         593,767        223,860
Due from officer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         250,000              -
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         645,833              -
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         768,521        339,919
                                                                                                   --------------------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $48,369,169    $42,996,636
                                                                                                   --------------------------
                                                                                                   --------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $2,393,546     $2,582,280
  Accrued compensation and related liabilities . . . . . . . . . . . . . . . . . . . . . . . .       2,014,243      1,432,321
  Accrued restructuring charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,151,428              -
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,172,543      1,227,085
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,296,311      3,080,707
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,865        925,349
                                                                                                   --------------------------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,053,936      9,247,742
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -        231,558
Stockholders' equity:
  Preferred stock Series B, $0.01 par value; 2,000,000 authorized, none outstanding. . . . . .               -              -
  Common stock, $0.01 par value; 35,000,000 shares authorized, 11,689,336 and 11,035,876
  shares issued in 1996 and 1995, respectively . . . . . . . . . . . . . . . . . . . . . . . .         116,893        110,358
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,263,102     31,827,182
  Notes receivable from officers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25,200)      (565,200)
  Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -       (112,785)
  Cumulative foreign currency translation adjustment . . . . . . . . . . . . . . . . . . . . .          55,735         11,481
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (815,847)     2,246,300
  Common stock held in treasury - at cost; 77,625 shares outstanding at December 31, 1996
  and none at December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (279,450)             -
                                                                                                   --------------------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34,315,233     33,517,336
                                                                                                   --------------------------
Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .     $48,369,169    $42,996,636
                                                                                                   --------------------------
                                                                                                   --------------------------



                             See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              YEAR ENDED DECEMBER 31,
                                                                                              -----------------------
                                                                                        1996           1995           1994
                                                                                        ----           ----           ----

Revenues:
  License fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $33,017,356    $25,254,783    $11,639,698
  Service fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,522,541      5,433,011      1,662,798
                                                                                    -----------------------------------------
    Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     42,539,897     30,687,794     13,302,496
                                                                                    -----------------------------------------
Costs of revenues:
  Cost of license fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,306,040      2,124,492        718,314
  Cost of service fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,801,258      2,796,440        880,326
                                                                                    -----------------------------------------
    Total costs of revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .      6,107,298      4,920,932      1,598,640
                                                                                    -----------------------------------------
Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     36,432,599     25,766,862     11,703,856
Operating expenses:
  Sales and marketing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,049,305     16,375,664      7,200,070
  Research and development . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,030,991      3,953,991      1,966,862
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .      5,973,020      3,285,587      1,376,305
  Acquired in-process research & development . . . . . . . . . . . . . . . . . .        995,000              -              -
  Special charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,180,534              -              -
                                                                                    -----------------------------------------
    Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . .     41,228,850     23,615,242     10,543,237
                                                                                    -----------------------------------------
Operating income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,796,251)     2,151,620      1,160,619
Interest and other expense . . . . . . . . . . . . . . . . . . . . . . . . . . .       (361,371)      (193,580)       (33,480)
Interest and other income. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,277,059        315,043         48,923
                                                                                    -----------------------------------------
Income (loss) before income taxes. . . . . . . . . . . . . . . . . . . . . . . .     (3,880,563)     2,273,083      1,176,062
Income tax provision (benefit) . . . . . . . . . . . . . . . . . . . . . . . . .       (818,416)       865,812        475,038
                                                                                    -----------------------------------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,062,147)     1,407,271        701,024
Less: Preferred stock cash dividends . . . . . . . . . . . . . . . . . . . . . .              -         79,200        100,000
      Accretion of preferred stock redemption requirement. . . . . . . . . . . .              -         16,594         20,833
                                                                                    -----------------------------------------
Net income (loss) applicable to common shares. . . . . . . . . . . . . . . . . .    $(3,062,147)    $1,311,477       $580,191
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------
Net income (loss) per common share:
  Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(0.27)         $0.13          $0.08
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------
  Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(0.27)         $0.13          $0.07
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------
Weighted average common and common equivalent shares outstanding:
  Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,335,449     10,366,417      7,322,370
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------
  Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,335,449     10,448,313      9,908,892
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------



                             See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                              YEAR ENDED DECEMBER 31,
                                                                                              -----------------------
                                                                                        1996           1995           1994
                                                                                        ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(3,062,147)    $1,407,271       $701,024
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .      2,122,794        616,254        156,704
  Compensation element of Common Stock, warrants and stock option grants . . . .        271,039        437,550         90,197
  Write-off acquired in-process research & development . . . . . . . . . . . . .        995,000              -              -
  Changes in operating assets and liabilities:
  Increase in accounts receivable, net . . . . . . . . . . . . . . . . . . . . .     (2,193,531)    (4,532,539)    (2,590,919)
  Increase in prepaid expenses and other current assets. . . . . . . . . . . . .        (58,975)      (391,591)      (196,751)
  (Increase) decrease in other assets. . . . . . . . . . . . . . . . . . . . . .       (136,112)       116,552        (15,674)
  (Decrease) increase in accounts payable. . . . . . . . . . . . . . . . . . . .       (188,734)     1,389,074        756,723
  Increase in accrued restructuring charges. . . . . . . . . . . . . . . . . . .      1,151,428              -              -
  Increase in accrued compensation and all other accrued liabilities.. . . . . .      2,027,380      1,623,775        934,000
  Increase in deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .      2,215,604      1,634,747      1,055,960
  Increase (decrease) in income taxes payable. . . . . . . . . . . . . . . . . .        397,217        925,349       (358,268)
  Change in deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . . . .     (2,604,841)      (747,881)       (15,605)
                                                                                    -----------------------------------------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . .        936,122      2,478,561        517,391
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . . . .     (3,387,021)    (1,564,171)    (1,182,068)
Acquisition of TESTBytes . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,075,000)             -              -
Purchase of marketable securities. . . . . . . . . . . . . . . . . . . . . . . .    (11,428,232)   (10,217,431)             -
Proceeds from the maturity of marketable securities. . . . . . . . . . . . . . .     13,536,945              -              -
Purchase of intangibles. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (289,307)       (93,085)      (325,000)
                                                                                    -----------------------------------------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . .     (2,642,615)   (11,874,687)    (1,507,068)
                                                                                    -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering. . . . . . . . . . . . . . . . . . . . . .              -     27,907,641              -
Proceeds from exercise of options and warrant. . . . . . . . . . . . . . . . . .      1,987,500        769,156        209,000
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -       (179,200)       (28,767)
Repayments of loans from officers. . . . . . . . . . . . . . . . . . . . . . . .        681,434              -              -
Loans to officers. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (250,000)      (420,884)        16,448
Borrowings from bank . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -        950,000         20,000
Repayments to bank . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -       (950,000)       (20,000)
                                                                                    -----------------------------------------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .      2,418,934     28,076,713        196,681
                                                                                    -----------------------------------------
Effect of foreign exchange rate on cash. . . . . . . . . . . . . . . . . . . . .         44,254         11,481              -
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .        756,695     18,692,068       (792,996)
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . .     19,628,215        936,147      1,729,143
                                                                                    -----------------------------------------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . . .    $20,384,910    $19,628,215       $936,147
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest . . . . . . . . . . . . . . . . . . . .              -        $38,222         $3,960
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------

Cash paid during the period for income taxes.. . . . . . . . . . . . . . . . . .     $1,463,392       $134,059       $847,608
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------



                             See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                COMMON STOCK
                                                       -------------------------
                                                                                                        NOTES        RETAINED
                                                                                      ADDITIONAL     RECEIVABLE      EARNINGS
                                                         NUMBER                         PAID-IN         FROM       (ACCUMULATED
                                                        OF SHARES        AMOUNT         CAPITAL        OFFICER       DEFICIT)
                                                        ---------        ------         -------        -------       --------

Balance at January 1, 1994 . . . . . . . . . . . .      5,671,544        $56,715       $169,293                      $354,632
  Stock options expense. . . . . . . . . . . . . .                                       68,335
  Issuance of common shares. . . . . . . . . . . .        134,000          1,340        293,460
  Stock options exercised. . . . . . . . . . . . .         40,000            400          7,600
  Stock warrants issued. . . . . . . . . . . . . .                                      102,960
  Amortization of deferred compensation. . . . . .
  Net income . . . . . . . . . . . . . . . . . . .                                                                    701,024
  Dividends and accretion of Series A Preferred
   Stock . . . . . . . . . . . . . . . . . . . . .                                                                   (120,833)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994 . . . . . . . . . . .      5,845,544         58,455        641,648                       934,823
  Stock options expense. . . . . . . . . . . . . .                                      277,937
  Issuance of common shares. . . . . . . . . . . .      3,074,000         30,740     28,228,579
  Conversion of redeemable preferred stock . . . .      2,400,000         24,000      1,693,635
  Stock options exercised. . . . . . . . . . . . .        316,332          3,163      1,077,015
  Tax benefit from stock options exercised . . . .                                      352,368
  Note receivable from officer . . . . . . . . . .                                                   $(565,200)
  Amortization of deferred compensation. . . . . .
  Retirement of treasury stock . . . . . . . . . .       (600,000)        (6,000)      (444,000)
  Foreign currency translation adjustments . . . .
  Net income . . . . . . . . . . . . . . . . . . .                                                                  1,407,271
  Dividends and accretion of Series A Preferred
   Stock . . . . . . . . . . . . . . . . . . . . .                                                                    (95,794)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995 . . . . . . . . . . .     11,035,876        110,358     31,827,182       (565,200)     2,246,300
  Stock options expense. . . . . . . . . . . . . .                                      208,710
  Issuance of common shares through the
   Employee Stock Purchase Plan. . . . . . . . . .        137,915          1,379        933,842
  Stock options exercised. . . . . . . . . . . . .        515,545          5,156      1,047,123
  Tax benefit from stock options exercised . . . .                                    1,296,701
  Treasury stock purchased . . . . . . . . . . . .                                      (50,456)       279,450
  Repayment of note receivable from officer. . . .                                                     260,550
  Amortization of deferred compensation. . . . . .
  Foreign currency translation adjustments . . . .
  Net loss . . . . . . . . . . . . . . . . . . . .                                                                 (3,062,147)
-----------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 1996 . . . . . . . . . .     11,689,336       $116,893    $35,263,102       $(25,200)   $  (815,847)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


                                                        TREASURY STOCK (COMMON)
                                                       -------------------------

                                                                                                     CUMULATIVE        TOTAL
                                                         NUMBER                        DEFERRED      TRANSLATION   STOCKHOLDERS'
                                                        OF SHARES        AMOUNT      COMPENSATION    ADJUSTMENTS      EQUITY
                                                        ---------        ------      ------------      -------     -------------

Balance at January 1, 1994 . . . . . . . . . . . .        600,000      $(450,000)                                    $130,640
  Stock options expense. . . . . . . . . . . . . .                                                                     68,335
  Issuance of common shares. . . . . . . . . . . .                                     $(93,800)                      201,000
  Stock options exercised. . . . . . . . . . . . .                                                                      8,000
  Stock warrants issued. . . . . . . . . . . . . .                                     (102,960)
  Amortization of deferred compensation. . . . . .                                       21,862                        21,862
  Net income . . . . . . . . . . . . . . . . . . .                                                                    701,024
  Dividends and accretion of Series A Preferred
   Stock . . . . . . . . . . . . . . . . . . . . .                                                                   (120,833)
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994 . . . . . . . . . . .        600,000       (450,000)      (174,898)                    1,010,028
  Stock options expense. . . . . . . . . . . . . .                                                                    277,937
  Issuance of common shares. . . . . . . . . . . .                                                                 28,259,319
  Conversion of redeemable preferred stock . . . .                                                                  1,717,635
  Stock options exercised. . . . . . . . . . . . .                                      (97,500)                      982,678
  Tax benefit from stock options exercised . . . .                                                                    352,368
  Note receivable from officer . . . . . . . . . .                                                                   (565,200)
  Amortization of deferred compensation. . . . . .                                      159,613                       159,613
  Retirement of treasury stock . . . . . . . . . .       (600,000)       450,000
  Foreign currency translation adjustments . . . .                                                      11,481        11,481
  Net income . . . . . . . . . . . . . . . . . . .                                                                  1,407,271
  Dividends and accretion of Series A Preferred
   Stock . . . . . . . . . . . . . . . . . . . . .                                                                    (95,794)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995 . . . . . . . . . . .                                     (112,785)        11,481     33,517,336
  Stock options expense. . . . . . . . . . . . . .                                                                    208,710
  Issuance of common shares through the
   Employee Stock Purchase Plan. . . . . . . . . .                                                                    935,221
  Stock options exercised. . . . . . . . . . . . .                                                                  1,052,279
  Tax benefit from stock options exercised . . . .                                                                  1,296,701
  Treasury stock purchased . . . . . . . . . . . .         77,625       (279,450)        50,456
  Repayment of note receivable from officer. . . .                                                                    260,550
  Amortization of deferred compensation. . . . . .                                       62,329                        62,329
  Foreign currency translation adjustments . . . .                                       44,254                        44,254
  Net loss . . . . . . . . . . . . . . . . . . . .                                                                 (3,062,147)
-----------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 1996 . . . . . . . . . .         77,625      $(279,450)                      $55,735    $34,315,233




                             See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

Logic Works, Inc. (the "Company") is a provider of client/server database design, data warehouse and business process reengineering software and services. The Company was incorporated in Delaware in 1985 and operates in one industry segment. The Company has subsidiaries in Australia, Canada, England, Germany and France to further broaden its global market. The Company markets its products worldwide primarily through direct and indirect sales and marketing channels.

2.   ACCOUNTING POLICIES

CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

CREDIT RISK
Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers and their broad dispersion across many industries and geographic areas.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation or amortization. For financial statement purposes, depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from two to seven years (see Note 12). Accelerated methods are used for income tax reporting purposes over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are amortized over the shorter of (i) the useful life of the improvement or (ii) the term of the related lease.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange in effect at year-end and revenues and expenses are translated at the weighted average exchange rates during the year. Translations adjustments are reflected as a separate component of stockholder's equity. Foreign currency transaction gains and losses are included in the accompanying consolidated statements of income and are not material for the years presented.

REVENUE RECOGNITION
The Company licenses software to end users under license agreements. The Company recognizes revenues in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition" ("SOP- 91"), issued by the American Institute of Certified Public Accountants. SOP-91 requires that software license revenues be recognized upon the receipt of a valid order and product shipment, provided no significant remaining obligation to the customer exists. Maintenance (post-contract support) revenues are recognized on a straight-line basis over the term of the maintenance agreement (generally one year). Maintenance revenues not currently recognized are recorded as deferred revenues. Revenues for other services and training are recognized upon performance of the service.

STOCK BASED COMPENSATION
The Company grants stock options for a fixed number of shares to employees with an exercise price generally equal to the fair value of the shares on the date of the grant. As permitted by Financial Accounting Standards Board Statement 123, ("FAS 123") "Accounting and Disclosure of Stock Based Compensation", the Company has elected to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for these stock option grants. The Company has from time to time granted options to certain employees at exercise prices less than the estimated fair value of the Common Stock at the time of grant, and has recognized as compensation expense the excess of the deemed value for accounting purposes of the Common Stock issuable upon the exercise of such options over the exercise price of such options. The compensation expense is amortized ratably over the period from the date of grant through the earliest possible vesting date.

RESEARCH AND DEVELOPMENT
Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been immaterial. Purchased software is capitalized and amortized over three years. Amortization charges are included in cost of licenses. Accumulated amortization at December 31, 1996, 1995 and 1994 was $248,853, $108,333 and none, respectively.

ADVERTISING EXPENSE
The cost of advertising is expensed as incurred. The Company incurred $1,174,055, $1,047,159 and $737,122 in advertising costs during 1996, 1995 and
1994, respectively.

PER SHARE AMOUNTS
Primary net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding and gives effect to certain adjustments. Shares used in computing primary net income per share include common shares and common equivalent shares consisting of outstanding stock options and warrants. For periods prior to August 23, 1995, such computations have been adjusted to reflect as outstanding, using the treasury stock method, all common and common equivalent shares issued during the twelve month period preceding August 23, 1995, the date of the Company's initial filing of its Registration Statement on Form S-1 with the Securities and Exchange Commission, as if they were outstanding for all periods presented (see Note 6). Fully diluted net income per share is computed in the same manner as primary net income per share adjusted for the end of period estimated fair value.

DIVIDENDS
The Company has not paid cash dividends on its Common Stock and presently intends to reinvest retained earnings to support future expansion of the business.

RECLASSIFICATIONS
Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

3.   MARKETABLE SECURITIES

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt and equity securities are classified as available-for-sale when the Company does not have the positive intent and ability to hold to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

The following is a summary of available-for-sale securities:


                                                                                    Available-for-Sale Securities
                                                                     --------------------------------------------------------
                                                                                        Gross          Gross        Estimated
                                                                                     Unrealized     Unrealized        Fair
                                                                         Cost           Gains        (Losses)         Value
                                                                     --------------------------------------------------------

DECEMBER 31, 1996

U.S. Treasury securities . . . . . . . . . . . . . . . . . . . .      $1,337,608        $22,504          $(316)    $1,359,796
U.S. corporate debt securities . . . . . . . . . . . . . . . . .         947,950              -         (3,196)       944,754
Municipal securities . . . . . . . . . . . . . . . . . . . . . .       5,802,365          1,803              -      5,804,168
                                                                     --------------------------------------------------------
Total marketable securities. . . . . . . . . . . . . . . . . . .      $8,087,923        $24,307        $(3,512)    $8,108,718
                                                                     --------------------------------------------------------
                                                                     --------------------------------------------------------

DECEMBER 31, 1995

Treasury securities. . . . . . . . . . . . . . . . . . . . . . .      $1,923,773         $4,471              -     $1,928,244
U.S. corporate debt securities . . . . . . . . . . . . . . . . .         291,000              -          $(876)       290,124
Municipal securities . . . . . . . . . . . . . . . . . . . . . .       7,996,719          2,344              -      7,999,063
                                                                     --------------------------------------------------------
Total marketable securities. . . . . . . . . . . . . . . . . . .     $10,211,492         $6,815          $(876)   $10,217,431
                                                                     --------------------------------------------------------
                                                                     --------------------------------------------------------


     All available-for-sale debt securities have maturity dates ranging from three to twelve months.




4.   FIXED ASSETS

Fixed assets consist of the following:

                                                             DECEMBER 31,
                                                             ------------
                                                          1996         1995
                                                          ----         ----
Computer equipment . . . . . . . . . . . . . . . . .   $2,132,703   $1,889,535
Office furniture and equipment . . . . . . . . . . .    1,087,374      318,525
Software . . . . . . . . . . . . . . . . . . . . . .    1,033,056      305,081
Other equipment. . . . . . . . . . . . . . . . . . .      589,068      299,460
Leasehold improvements . . . . . . . . . . . . . . .    1,564,974      207,553
                                                       -----------------------
    Total. . . . . . . . . . . . . . . . . . . . . .    6,407,175    3,020,154
Less: Accumulated depreciation and amortization. . .   (2,646,677)    (730,793)
                                                       -----------------------
Property and equipment, net. . . . . . . . . . . . .   $3,760,498   $2,289,361
                                                       -----------------------
                                                       -----------------------

5.   REDEEMABLE PREFERRED STOCK

On September 21, 1993, the Company sold 2,400,000 shares of Series A Redeemable Preferred Stock at $0.75 per share. The Series A Redeemable Preferred Stock, $0.10 par value, was carried at the fair value at the time of issuance ($1,675,000) increased by periodic accretions of the difference between the original fair value and redemption value ($1,800,000) through the conversion date on October 17, 1995.

     Each share of Series A Redeemable Preferred Stock was automatically converted into shares of Common Stock at the time of the initial public offering of the Company's Common Stock. The carrying value of the Preferred Stock was transferred to Common Stock and additional paid in capital. No redeemable preferred stock remains outstanding as of December 31, 1996 and 1995.

     During 1995 and 1994, dividends totaling $179,200 and $28,767, respectively, were paid to holders of Series A Redeemable Preferred Stock.

6.   STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING
In October 1995, the Company completed its initial public offering in which 2,840,000 shares of its Common Stock were sold for net proceeds to the Company of approximately $28,000,000. In addition, 840,000 shares were sold by certain selling stockholders.

PREFERRED STOCK
During August 1995, the Company's Board of Directors authorized 2,000,000 shares of undesignated Preferred Stock with a par value of $0.01 per share, with stockholder rights and preferences to be determined at the Board's discretion.

COMMON STOCK
The holders of shares of Common Stock are entitled to one vote for each share held with respect to all matters voted on by the stockholders of the Company.

     During August 1995, the Company's Board of Directors and stockholders approved an increase in the authorized number of shares of Common Stock from 10,000,000 shares to 35,000,000 shares.

TREASURY STOCK
In May 1996, the Company reacquired 77,625 shares of its Common Stock in exchange for reduction of a note receivable from a stockholder at a total cost of $279,450. This transaction was accounted for under the cost method. In June 1995, the Company retired 600,000 shares of previously acquired treasury stock.

STOCK OPTIONS

STOCK OPTION PLAN
The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company has reserved an aggregate of 4,200,000 shares of Common Stock for issuance to employees, consultants, directors and officers under the 1995 Stock Option/Stock Issuance Plan and the 1993 Stock Option Plan (the "Predecessor Plan.") The exercise price of the stock options is determined by the Board of Directors. Under the Predecessor Plan, the Company from time to time granted options to certain employees whose exercise price was less than the estimated fair value of the Common Stock at the time of grant, and has recognized as compensation expense the excess of the deemed value for accounting purposes of the Common Stock issuable upon the exercise of such options over the exercise price of such options. The compensation expense is amortized ratably over the period from the date of grant through the earliest possible vesting date. All other options were granted at the estimated fair value on the date of grant.

All options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and generally occurs at a rate of 20% or 25% per year from the date of grant.

     On October 21, 1996 the Board of Directors authorized the repricing of certain employee stock options outstanding as of that date to the then fair market value. As a result of this authorization, 489,900 stock options were repriced to $6.00 per share.

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes Multiple option pricing model with the following assumptions for 1996 and 1995: risk-free interest rates ranging from 5.14% to 6.18%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's Common Stock ranging from .75 to .50; and an expected life of the option of one to two years after the vesting date.

     The Black-Scholes Multiple option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                       1996             1995
                                                   ---------------------------
Pro forma net income (loss)                        $(5,198,104)       $111,531
                                                   ---------------------------
                                                   ---------------------------
Pro forma net income (loss) per share:
Primary                                            $     (0.46)       $   0.01
                                                   ---------------------------
                                                   ---------------------------
Fully diluted                                      $     (0.46)       $   0.01
                                                   ---------------------------
                                                   ---------------------------

The number of options and exercise prices of those options granted by the Company are as follows:

                                                                                                       OPTIONS OUTSTANDING
                                                                                                     ------------------------
                                                                                                                     WEIGHTED
                                                                                       SHARES                         AVERAGE
                                                                                      AVAILABLE                      EXERCISE
                                                                                      FOR GRANT        SHARES          PRICE
                                                                                      ---------      ---------       --------

December 31, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        320,440      1,229,560          $0.36
  Additional shares authorized . . . . . . . . . . . . . . . . . . . . . . . . .         17,260              -              -
  Granted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (462,700)       462,700          $1.59
  Exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -        (40,000)         $0.20
  Canceled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        125,000       (125,000)         $0.79
                                                                                      ---------------------------------------
December 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0      1,527,260          $0.70
  Additional shares authorized . . . . . . . . . . . . . . . . . . . . . . . . .      2,632,740              -              -
  Granted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,996,530)     1,996,530          $5.57
  Exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -       (316,332)         $3.11
  Canceled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        106,450       (106,450)         $3.48
                                                                                      ---------------------------------------
December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        742,660      3,101,008          $3.50
  Granted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,358,650)     1,358,650          $7.19
  Exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -       (515,545)         $2.04
  Canceled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,236,576     (1,236,576)         $6.67
                                                                                      ---------------------------------------
December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        620,586      2,707,537          $4.18

Stock options outstanding at December 31, 1996 are summarized as follows:



                                              Weighted
                         Outstanding           Average            Weighted             Number             Weighted
      Range of           Options at           Remaining            Average         Exercisable at          Average
   Exercise Price     December 31, 1996   Contractual Life     Exercise Price     December 31, 1996    Exercise Price
                                               (years)
---------------------------------------------------------------------------------------------------------------------

     $0.20-$1.00           598,036              6.36                $0.47              496,033               $0.44
     $1.25-$3.00           260,226              7.71                $1.98               98,272               $1.99
     $3.60-$4.25           559,750              8.36                $3.96              178,050               $3.94
        $5.63              225,000              9.85                $5.63               56,250               $5.63
        $6.00              869,900              9.80                $6.00              147,573               $6.00
    $6.50-$16.25           194,625              8.75                $9.38               58,575               $9.34
---------------------------------------------------------------------------------------------------------------------
    $0.20-$16.25         2,707,537                                  $4.18            1,034,753               $2.77
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


EMPLOYEE STOCK PURCHASE PLAN
The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders on July 26, 1995. The Purchase Plan is designed to allow eligible employees of the Company and participating subsidiaries to purchase shares of Common Stock, at semi-annual intervals, through payroll deductions. A total of 250,000 shares of Common Stock have been reserved for issuance under the Purchase Plan.

     The purchase price per share is 85% of the lower of (i) the fair market value of the Common Stock on the participant's entry date into the offering period or (ii) the fair market value on the semi-annual purchase date. However, no individual may purchase more than 1,500 shares of Common Stock on any one purchase date under the Purchase Plan, nor purchase Common Stock at a rate in excess of $25,000 worth of Common Stock (valued as of the participant's entry date into the offering period) for each calendar year (or portion thereof) his or her purchase right remains outstanding.

A WARRANT AND COMMON STOCK ISSUED FOR CASH AND SERVICES
During 1994, the Company issued a warrant to purchase 234,000 shares of Common Stock at an exercise price of $1.50 per share and 134,000 shares of Common Stock in exchange for $201,000 and services to be rendered during the warrant period. The warrant was exercised on the effective date of the Company's initial public offering. The Common Stock and warrant issued were recorded at their estimated fair value.

     The difference between the estimated fair value and the purchase price is included in deferred compensation and is being amortized ratably over the 18 month service period.

7.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             DECEMBER 31,
                                                             ------------
                                                        1996            1995
                                                        ----            ----
Deferred tax assets:
  Deferred compensation. . . . . . . . . . . . . .    $193,630        $147,087
  Foreign tax credit . . . . . . . . . . . . . . .           -         144,480
  Reserves and other . . . . . . . . . . . . . . .   3,440,711         734,196
                                                    --------------------------
    Total deferred tax assets. . . . . . . . . . .   3,634,341       1,025,763

Deferred tax liabilities:
  Cash to accrual adjustment . . . . . . . . . . .    (205,513)        (70,079)
  Fixed assets . . . . . . . . . . . . . . . . . .     (76,501)       (208,198)
                                                    --------------------------
    Total deferred tax liabilities . . . . . . . .    (282,014)       (278,277)
                                                    --------------------------
Net deferred tax asset . . . . . . . . . . . . . .  $3,352,327        $747,486
                                                    --------------------------
                                                    --------------------------

Recorded as:
  Current deferred tax asset . . . . . . . . . . .  $2,706,494        $979,044
  Noncurrent deferred tax asset (liability). . . .     645,833        (231,558)
                                                    --------------------------
Net deferred tax asset . . . . . . . . . . . . . .  $3,352,327        $747,486
                                                    --------------------------
                                                    --------------------------


     The components of the income tax provision (benefit) are as follows:

                                                 DECEMBER 31, 1996
                                                 -----------------
                                        Federal        State            Total
                                     -----------------------------------------
Current expense                       $1,664,006      $122,419      $1,786,425
Deferred benefit                      (2,042,463)     (562,378)     (2,604,841)
                                     -----------------------------------------
Income tax benefit                     $(378,457)    $(439,959)      $(818,416)
                                     -----------------------------------------
                                     -----------------------------------------

                                                 DECEMBER 31, 1995
                                                 -----------------
                                        Federal        State            Total
                                     -----------------------------------------
Current expense                       $1,327,962      $285,731      $1,613,693
Deferred benefit                        (611,912)     (135,969)       (747,881)
                                     -----------------------------------------
Income tax provision                    $716,050      $149,762        $865,812
                                     -----------------------------------------
                                     -----------------------------------------


                                                 DECEMBER 31, 1994
                                                 -----------------
                                        Federal        State            Total
                                     -----------------------------------------
Current expense                         $368,949      $121,694        $490,643
Deferred benefit                         (12,359)       (3,246)        (15,605)
                                     -----------------------------------------
Income tax provision                    $356,590      $118,448        $475,038
                                     -----------------------------------------
                                     -----------------------------------------

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:


                                                                                                   DECEMBER 31,
                                                                                                   ------------
                                                                                        1996           1995           1994
                                                                                        ----           ----           ----

Income (loss) before income taxes. . . . . . . . . . . . . . . . . . . . . . . .    $(3,880,563)    $2,273,083     $1,176,062
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------
Statutory federal income tax at 34%. . . . . . . . . . . . . . . . . . . . . . .    $(1,319,391)      $772,848       $399,861
State income taxes (benefit) . . . . . . . . . . . . . . . . . . . . . . . . . .       (290,373)        98,869         80,318
R&D tax credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (228,967)             -              -
Non-deductible expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        973,918              -              -
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         46,397         (5,905)        (5,141)
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(818,416)      $865,812       $475,038
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------
Effective tax (benefit) rate . . . . . . . . . . . . . . . . . . . . . . . . . .          (21.0)%         38.0%          40.0%
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------


8. RELATED PARTY TRANSACTIONS

During 1996 and 1995, the Company loaned $142,372 and $465,362, respectively, to several employees, including $142,372 and $420,884, respectively, to several officers. The notes are non-interest bearing and are due on demand.

     On September 30, 1996, the Company entered into a promissory note and pledge agreement with an officer of the Company in the amount of $250,000. The note is non-interest bearing and is due 90 days after separation from the Company.

     The Company receives consulting services from related parties. The Company incurred $116,089, $178,396 and $114,127 for these services in 1996, 1995, and
1994, respectively.

     In June 1995, a former officer of the Company exercised an option to purchase 150,000 shares of Common Stock in exchange for a non-interest bearing note in the amount of $540,000. In May 1996, the Company repurchased 77,625 of these shares and reduced the note by $279,450. The remaining amount of $260,550 was repaid in 1996.

     In December 1995, an officer of the Company exercised an option to purchase 7,000 shares of Common Stock in exchange for a note in the amount of $25,200. The note is non-interest bearing and is due upon demand.

9.   COMMITMENTS

The Company leases office space and equipment under various noncancelable operating leases which expire on various dates through December 31, 2005. Scheduled minimum future lease payments at December 31, 1996 aggregate $13,287,890 and are payable as follows:

1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $2,370,654
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,299,793
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,587,779
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,231,944
2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,167,490
Thereafter . . . . . . . . . . . . . . . . . . . . . . . . .      4,630,230

     Rent and lease expense was approximately $2,156,403, $579,000 and $222,000 for the years ended December 31, 1996, 1995 and 1994, respectively. At
December 31, 1995 and 1994, the Company had standby letters of credit for $425,888 and $26,237 respectively. The letters of credit were issued by the Company through a bank, as required by its operating lease agreement.

10.  LITIGATION

The Company is subject to lawsuits and other claims arising in the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company's business, financial condition, and/or results of operations.

11.  ACQUISITION OF IN-PROCESS RESEARCH & DEVELOPMENT

On September 30, 1996, the Company acquired the source code for TESTBytes, an automatic test data generation tool, from a privately-held software company. The Company has accounted for the transaction as a purchase. The total cost of the transaction, including acquisition costs, was approximately $1,600,000, of which $1,100,000 was paid in the fourth quarter, and a promissory note was issued in the amount of $500,000. This note is interest bearing at 6.02% and is due on September 30, 1997. Subsequent to an independent valuation, the Company recorded a charge of $995,000 for the acquisition of in-process research and development, and acquisition costs in the third quarter of 1996. The remaining amounts are included in other assets and purchased software, and are being amortized over three to five years.

12.  SPECIAL CHARGES

RESTRUCTURING
The Company implemented a strategic restructuring plan and recorded a restructuring charge of $2,203,320 in the fourth quarter of 1996. The focus of the Company's restructuring plan is to streamline its operations by reducing operating expenses through workforce reductions, consolidating and reorganizing certain operations, disposing of excess equipment and writing off certain fixed assets and other assets. The Company began implementation of its restructuring plan in the fourth quarter of 1996 and expects the implementation to continue throughout 1997. There can be no assurance that management will be successful in implementing the restructuring plan or that the Company will not have further restructurings or be profitable in the future. Furthermore, the implementation of the restructuring plan may cause diversion of management's time and resources and may result in other unanticipated disruptions and unexpected expenses.

     The restructuring includes the closing and moving of several offices and the termination of approximately 25 employees across all departments and around the world. All 25 employees were terminated during the fourth quarter of 1996. Of the total severance costs, $770,495 remains accrued at December 31, 1996.

     The components of the restructuring charges are as follows:


          Severance. . . . . . . . . . . . . . . . . . . . .     $1,055,922
          Asset write-downs. . . . . . . . . . . . . . . . .        577,522
          Professional and legal fees. . . . . . . . . . . .        314,986
          Office consolidations/lease terminations . . . . .        254,890
                                                                 ----------
          Total restructuring charges. . . . . . . . . . . .     $2,203,320
                                                                 ----------
                                                                 ----------

CHANGE IN ESTIMATE AND OTHER NONRECURRING EXPENSES
During the fourth quarter, the Company completed a review of its depreciation policy relating to computer equipment. The Company determined that as a result of its purchasing patterns, the competitive nature of its products, and the continued improvements in technology, the actual lives of computer equipment was shorter than the useful lives for depreciation purposes. Therefore, the Company changed the depreciable lives from five years to two years. The amount of this change in estimate was $844,973 or $0.06 per common share.

     The remaining $1,132,241 of nonrecurring expenses are the result of write-downs to net realizable value of certain assets whose value had diminished as a result of activities in the fourth quarter of 1996 and the write-off of excess lease costs at the Company's corporate headquarters.

13.  GEOGRAPHIC INFORMATION

Domestic and export sales, as a percentage of total revenues were as follows:

                                                            DECEMBER 31,
                                                            ------------
                                                      1996      1995      1994
                                                      ----      ----      ----
     United States . . . . . . . . . . . . . . .      74.2%     74.6%     83.3%
     Europe. . . . . . . . . . . . . . . . . . .      13.2      11.3       7.4
     Other . . . . . . . . . . . . . . . . . . .      12.3      14.1       9.3

     Revenue and assets from foreign operations were immaterial in 1996 and 1995 and none in 1994.

14.  BENEFIT PLAN

The Company maintains a 401(k) defined contribution retirement savings plan (the "Plan") to provide retirement benefits for substantially all of its employees. Each participant in the Plan may elect to contribute up to 15% of their annual compensation to the Plan, subject to statutory limits. The Company, at its discretion, may make annual contributions to the Plan. The Company has made no contributions to the plan through December 31, 1996.

SCHEDULE II
VALUATION AND QUALIFIYING ACCOUNTS
LOGIC WORKS, INC.


                                                                      BALANCE AT     CHARGED TO                    BALANCE AT
                                                                       BEGINNING      COSTS AND                      END OF
                                                                       OF PERIOD       EXPENSE      DEDUCTIONS(1)    PERIOD
                                                                      -------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994
Allowance for uncollectible accounts and sales return                 $   21,741     $  177,477     $   69,914     $  129,304

YEAR ENDED DECEMBER 31, 1995
Allowance for uncollectible accounts and sales return                 $  129,304     $1,283,547     $  135,113     $1,277,738

YEAR ENDED DECEMBER 31, 1996
Allowance for uncollectible accounts and sales return                 $1,277,738     $  873,471     $  203,380     $1,947,829


(1)  Uncollectible accounts written off, net of recoveries