Form 10-Q
period 1997-03-31
LOGIC WORKS INC
filed 1997-05-14
CIK 949871

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No___.
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,941,000 common stock shares outstanding at May 6, 1997.

===============================================================================

                                LOGIC WORKS, INC.

                                Table of Contents

PART I.     FINANCIAL INFORMATION                                                      Page
                                                                                       ----
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 1997 and
            December 31, 1996 ....................................................      3
            Condensed Consolidated Statements of Operations  for the Three
            Months Ended March 31, 1997 and 1996..................... ............      4
            Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1997 and 1996..................... ...................      5
            Notes to Condensed Consolidated Financial Statements .................      6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ................................................      8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings ....................................................      12
Item 2.     Changes in Securities.................................................      12
Item 3.     Defaults Upon Senior Securities ......................................      12
Item 4.     Submission of Matters to a Vote of Security Holders...................      12
Item 5.     Other Information.....................................................      12
Item 6.     Exhibits and Reports on Form 8-K......................................      12

            Signatures ...........................................................      13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               LOGIC WORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31,              December 31,
                                                                           1997                     1996
                                                                      --------------------------------------
Assets                                                                  (unaudited)               (audited)
Current Assets
  Cash and cash equivalents                                            $22,131,000               $20,385,000
  Marketable securities                                                  9,959,000                 8,109,000
  Accounts receivable, net                                               8,106,000                10,182,000
  Other current assets                                                   3,636,000                 3,675,000
                                                                      --------------------------------------
   Total current assets                                                 43,832,000                42,351,000

Property and equipment, net                                              3,877,000                 3,760,000
Other assets                                                             2,187,000                 2,258,000
                                                                      --------------------------------------
  Total assets                                                         $49,896,000               $48,369,000
                                                                      ======================================

Liabilities and stockholders' equity
Current Liabilities
  Accounts payable                                                      $1,369,000                $2,394,000
  Acrrued compensation                                                   2,279,000                 2,014,000
  Deferred revenue                                                       5,563,000                 5,296,000
  Income taxes payable                                                     116,000                    26,000
  Other current liabilities                                              5,981,000                 4,324,000
                                                                      --------------------------------------
   Total current liabilities                                            15,308,000                14,054,000

Total stockholders' equity                                              34,588,000                34,315,000
                                                                      --------------------------------------
  Total liabilities and stockholders' equity                           $49,896,000               $48,369,000
                                                                      ======================================

           See notes to condensed consolidated financial statements.

                               LOGIC WORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                       Three Months              Three Months
                                                                           Ended                     Ended
                                                                         March 31,                 March 31,
                                                                           1997                      1996
                                                                       ------------              ------------
Revenues
  License fees                                                          $7,563,000                $7,431,000
  Service fees                                                           2,954,000                 2,009,000
                                                                       ------------              ------------
    Total revenues                                                      10,517,000                 9,440,000

Cost of licenses and services
  Cost of licenses                                                         721,000                   446,000
  Cost of services                                                         822,000                 1,054,000
                                                                       ------------              ------------
    Total cost of licenses and services                                  1,543,000                 1,500,000

Gross margin                                                             8,974,000                 7,940,000

Operating expenses
  Sales and marketing                                                    5,825,000                 5,046,000
  Research and development                                               1,722,000                 1,262,000
  General and administrative                                             1,411,000                 1,348,000
                                                                       ------------              ------------
    Total operating expenses                                             8,958,000                 7,656,000

Operating income                                                            16,000                   284,000

Other income                                                               217,000                   258,000
                                                                       ------------              ------------

Income before taxes                                                        233,000                   542,000

Taxes                                                                       89,000                   226,000
                                                                       ------------              ------------

Net income                                                                $144,000                  $316,000
                                                                       ============              ============

Primary earnings per share                                                   $0.01                     $0.02
                                                                       ============              ============
Fully diluted earnings per share                                             $0.01                     $0.02
                                                                       ============              ============

Weighted average shares outstanding
Primary                                                                 12,610,000                12,956,000
                                                                       ============              ============
Fully diluted                                                           12,610,000                12,981,000
                                                                       ============              ============

           See notes to condensed consolidated financial statements.

                               LOGIC WORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                                 Three months Ended
                                                                                      March 31,
                                                                      -------------------------------------
                                                                           1997                       1996
                                                                      -------------------------------------
Cash flows from operating activities
Net income                                                               $144,000                  $316,000
Adjustment to reconcile net income
to net cash (used in) provided by
operating activities:
  Depreciation and amortization                                           412,000                   167,000
  Compensation element of common
    stock, warrants and stock option grants                                36,000                   170,000
  Changes in operating assets and liabilities:
    Decrease (increase) in current assets and                           2,139,000                (3,267,000)
    other noncurrent assets
    Increase (decrease) in accounts payable
    and accrued liabilities                                               989,000                  (376,000)
    Increased in deferred revenue                                         266,000                   301,000
                                                                      -------------------------------------
Net cash provided by (used in) operating activities                     3,986,000                (2,689,000)

Cash flows from investing activities
Purchase of property and equipment                                       (453,000)               (1,598,000)
Purchase of marketable securities                                      (2,323,000)               (8,719,000)
Proceeds from sale of marketable securities                               473,000                12,787,000
Purchase of intangibles                                                   (29,000)                  (60,000)
                                                                      -------------------------------------
Net cash provided by (used in) investment activities                   (2,332,000)                2,410,000

Cash flows from financing activities
Proceeds from the issuance of stock                                       233,000                   936,000

Effect of foreign exchange rate on cash                                  (141,000)                  (42,000)
Net increase in cash and cash equivalents                               1,746,000                   615,000
Cash and cash equivalents at beginning of period                       20,385,000                19,628,000
                                                                      -------------------------------------
Cash and cash equivalents at end of period                            $22,131,000               $20,243,000
                                                                      =====================================

           See notes to condensed consolidated financial statements.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all financial information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the financial position of the Company as of March 31, 1997 and the results of the Company's operations for the three months ended March 31, 1997 and 1996, respectively, and its cash flows for the three months ended March 31, 1997 and 1996, respectively. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 and the notes therein, included in the Company's annual report on Form 10K. Certain amounts have been reclassified to conform with current year presentation. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

2.  Per Share Amounts

Primary and fully diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding and gives effect to certain adjustments. Shares used in computing primary net income per share include common shares and common equivalent shares consisting of outstanding stock options.

3.  Legal Proceedings

A former employee instituted a lawsuit against the Company, in the United States District Court for the Western District of Washington at Seattle, regarding certain compensation issues outstanding at the time of his termination of employment with the Company. Based upon consultation with legal counsel, and in the opinion of management, this lawsuit will not have a material adverse effect on the Company's business, financial condition, and/or results of operations.

The Company is not subject to any lawsuits or other claims brought in the ordinary course of business, which, in the opinion of management, based upon consultation with legal counsel, will have a material adverse effect on the Company's business, financial condition, and/or results of operations.

4.  Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of options will be excluded. The Company expects no impact to primary earnings per share for the first quarter ended March 31, 1997 and the Company expects an increase of $0.01 to primary earnings per share for the first quarter ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Business Considerations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which has been filed with the Securities and Exchange Commission.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

                                                        Three Months Ended
                                                            March 31,
                                                      -----------------------
                                                         1997       1996
                                                      -----------------------
  Percentages of Revenues:
  Revenues:
    License fees                                           71.9%      78.7%
    Services                                               28.1       21.3
                                                      -----------------------
         Total revenues                                   100.0      100.0
                                                      -----------------------
  Cost of revenues:
    License fees                                            6.9        4.7
    Services                                                7.8       11.2
                                                      -----------------------
         Total cost of revenues                            14.7       15.9
                                                      -----------------------
  Gross margin                                             85.3       84.1
                                                      -----------------------
  Operating expenses:
    Sales and marketing                                    55.4       53.5
    Research and development                               16.4       13.4
    General and administrative                             13.4       14.3
                                                      -----------------------
         Total operating expenses                          85.2       81.1
                                                      -----------------------
  Operating income                                          0.1        3.0
  Other income                                              2.1        2.7
                                                      -----------------------
  Income before income taxes                                2.2        5.7
  Income taxes                                              0.8        2.4
                                                      -----------------------
  Net income                                                1.4%       3.3%
                                                      =======================

Total Revenues. Total revenues increased 11.4% to $10.5 million in the three months ended March 31, 1997 from $9.4 million in the three months ended March 31, 1996. The Company's revenues are derived from two sources: license fees and service fees. The Company derived approximately $2.3 million, or 22.0% and 24.3% of its total revenues, from international customers in the three months ended March 31, 1997 and 1996, respectively. The Company expects that international revenues will continue to represent a significant percentage of total revenues. To date, the majority of the Company's international license fees and service fees have been denominated in United States dollars and, accordingly, the Company has not hedged its exposure to foreign currency fluctuations. The Company anticipates that, in the future, an increasing proportion of the Company's sales will be denominated in foreign currencies. In such event, an increasingly significant portion of the Company's revenues will be subject to the risks inherent in international operations. These risks include, but are not limited to, unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, and potentially adverse tax consequences. The Company may enter into hedging transactions to mitigate the effects of exchange rate variations.

License Fees. License fees increased 1.8% to $7.6 million in the three months ended March 31, 1997 from $7.4 million in the three months ended March 31, 1996. License fees include revenues from software licensed either directly from the Company or through Value Added Resellers, dealers or distributors, and from third party software. The increase during this period resulted from continued market acceptance of the Company's products, primarily ERwin, which was stimulated by the Company's sales and marketing activities, including the expansion of the Company's direct and indirect channels. In 1996, the Company introduced ModelMart, which accounted for 10% and 4% of license fees for the three months ended March 31, 1997 and 1996, respectively. ModelMart 2.0 was released in January 1997 and the Company anticipates that this product will account for a larger percentage of license fees in the future. The ERwin product line accounted for 75% and 78% of the Company's license fees for the three months ended March 31, 1997 and 1996 respectively. The remainder of the license fees were received primarily from licenses of BPwin.

Cost of License Fees. Cost of license fees consists primarily of the costs of product media, duplication, manuals, shipping and third party royalty costs for software licensed to the Company's customers. The increase in the cost of license fees is the result of the release of Universal Directory in March 1997 and the redesign of the packaging of all the Company's products to create a unified brand image of the product suite . The Company may enter into, from time to time, arrangements under which the Company will resell third party products, resulting in additional costs of license fees. These amounts are immaterial in the periods presented.

Service Fee Revenue. Service fee revenue increased by 47.0% to $3.0 million in the three months ended March 31, 1997 from $2.0 million in the three months ended March 31, 1996. Service fee revenue includes fees from software maintenance agreements and training and consulting services. The growth in service fee revenues during the periods presented was primarily the result of increased maintenance fees as a result of a targeted effort from the sales force to increase the renewal rate on maintenance agreements and of the increase in ModelMart license revenue, for which all users in the workgroup are encouraged to be under maintenance, and to a lesser extent increased consulting and training services provided by the Company's Professional Services Group.

Cost of Services. Cost of services consists primarily of personnel and related costs for training, consulting provided by the Professional Services Group, customer technical support and payments to third party service providers. Cost of services also reflects the costs associated with product media, duplication, manuals, and shipping product upgrades to customers who have subscribed to the Company's maintenance plans. The decrease in costs of service fees as a percentage of service fees in the three months ended March 31, 1997 is the result of a larger increase in maintenance fees which has a lower cost than training and consulting services. Training and consulting fees generate lower margins than maintenance fees because of the labor intensive nature of training and consulting.

Sales and Marketing. Sales and marketing expenses increased 15.4% to $5.8 million in the three months ended March 31, 1997 from $5.0 million in the three months ended March 31, 1996 and represented 55.4% and 53.5%, of total revenues in each period, respectively. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses increased due primarily to substantial increases in personnel expenses from increased hiring, increased advertising and promotional costs, and increased sales commissions. The significant growth in the Company's sales and marketing expenses during the three months ended March 31, 1997 reflects the expansion of its direct field sales force and its European marketing staff. The increase in sales and marketing expenses during the three months ended March 31, 1997 also reflects increased advertising and promotional programs related to releases of extended versions of ERwin, ModelMart and

BPwin and releases of new products such as Universal Directory and TESTBytes. In March 1997, the Company also hosted its first International User Conference in New Orleans.

Research and Development. Research and development expenses increased 36.5% to $1.7 million in the three months ended March 31, 1997 from $1.3 million in the three months ended March 31, 1996 and represented 16.4% and 13.4% of total revenues, respectively. Research and development expenses consist primarily of software engineering personnel costs, costs of third party equipment and software for development purposes and costs of outside consultants hired by the Company to assist in its product development efforts. Research and development expenses are generally charged to operations as they are incurred and have not been capitalized since capitalizable costs have not been material. The increase in research and development expenses during the periods presented was the result of the Company's ongoing development of extended versions of ERwin, BPwin, TESTBytes and ModelMart, as well as ongoing development of new products such as Universal Directory, which began shipping in March 1997 and the continuation of its quality control and quality assurance programs.

General and Administrative. General and administrative expenses increased 4.7% to $1.4 million for the three months ended March 31, 1997 from $1.3 million for the three months ended March 31, 1996 and represented 13.4% and 14.3% of total revenues, respectively. General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts, and professional fees. The increase in general and administrative expenses related primarily to the overall expansion of the Company's operations and facilities and an increase in provisions for doubtful accounts.

Income Taxes. The Company provides for income taxes at an effective tax rate of 38%. These effective tax rates were based on estimated annual federal and state statutory rates.

Liquidity and Capital Resources

At March 31, 1997, the Company had cash and cash equivalents of $22,131,000 and marketable securities of $9,959,000.

Net cash provided by (used in) operating activities was $3,986,000 and $(2,689,000) for the three months ended March 31, 1997 and 1996, respectively. The increase in cash provided by operating activities is primarily related to an increase in deferred revenue, a decrease in accounts receivable and an increase in other liabilities.

Net cash and cash equivalents used in investing activities increased $4,742,000 in the first three months of 1997 as compared to the same period in 1996. This increase in investing activities is the result of purchases of marketable securities and purchases of property, plant and equipment resulting from the growing headcount and improving the Company's information systems.

Net cash provided by financing activities decreased by $703,000 in the first three months of 1997 compared to the same period in 1996 as a result of the decrease in the exercising of employee stock options .

The Company believes that its existing cash balances together with cash flow from operations will be sufficient to meet its cash requirements for at least the next twelve months.

"LOGIC WORKS," "ERwin," "TESTBytes," "BPwin," "OOwin," and "RPTwin" are registered trademarks of the Company. "ModelMart," "Universal Directory," "Universal Modeling Architecture (UMA)," "Logic Works" with logo and the phrase "Making Database Design Easier in a Client/Server World" are trademarks of the Company. This filing on Form 10-Q also includes trademarks and tradenames of companies other than Logic Works, Inc.

                          PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings

                  A former employee instituted a lawsuit against the Company, in the United States District Court for the Western District of Washington at Seattle, regarding certain compensation issues outstanding at the time of his termination of employment with the Company. Based upon consultation with legal counsel, and in the opinion of management, this lawsuit will not have a material adverse effect on the Company's business, financial condition, and/or results of operations.

                  The Company is not subject to any lawsuits or other claims brought in the ordinary course of business, which, in the opinion of management, based upon consultation with legal counsel, will have a material adverse effect on the Company's business, financial condition, and/or results of operations.

Item 2.           Changes in Securities

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

Item 5.           Other Information

                  See attached press release.

Item 6.           Exhibits and Reports on Form 8-K

                  a)   Exhibits

                  10.10 Separation, Waiver and Release Agreement, dated April 1, 1997, between Registrant and Frank Cicio, Jr.

                  11. Statement regarding computation of per share earnings.

                  27.      Statement regarding financial data schedule.

                  b)   Reports on Form 8-K

                           No Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LOGIC WORKS, INC.


Dated:  May 15 , 1997           By: /s/GREGORY A. PETERS
                                ------------------------

                                Gregory A. Peters
                                Acting Chief Executive Officer, Acting President (Principal Executive Officer)
                                Executive Vice President and Chief Financial
                                Officer (Principal Financial Officer)

Item 5 Attachment

             LOGIC WORKS ANNOUNCES PROFITABLE FIRST QUARTER RESULTS
                             AND MANAGEMENT CHANGES

PRINCETON, N.J., April 22, 1997 - Logic Works, Inc. (NASDAQ: LGWX), a leading provider of client/server database design, data warehouse and business process reengineering software solutions, today reported revenues of $10.5 million and net income of $0.1 million, or $0.01 per share for the first quarter ended March 31, 1997. This compares to revenues of $9.4 million and net income of $0.3 million, or $0.02 per share for the first quarter ended March 31, 1996.

"We are pleased with our progress during the first quarter as evidenced by these results," said Benjamin Cohen, Chairman of the Board. "The strength of our product offerings continued to secure significant orders from very important customers including ADP Dealer Services, National Semiconductor, Ameritech, Bell Atlantic and others. Our technology lead should be further enhanced with the release of Logic Works ERwin 3.0 in our second quarter."

New products shipped during the quarter included Logic Works ModelMart 2.0 and Logic Works Universal Directory 1.0. ModelMart has significantly increased the strategic adoption of Logic Works products by enterprise accounts. The number of sites using ModelMart increased 25% during the quarter to approximately 250 customers.

"Logic Works is financially stronger today than at any time in our history," said Greg Peters, Executive Vice President and Chief Financial Officer. "Over the last two quarters, we have increased our cash position by 20% to a record $32.1 million. In addition, deferred revenue has grown 64% in the past year to $5.6 million. This positions us to achieve increased profitability throughout this year."

Logic Works also announced several key management changes designed to enhance strategic and operating performance. Benjamin Cohen will continue to serve as Chairman of the Board and Gregory A. Peters, Chief Financial Officer of the Company, has been appointed as Acting Chief Executive Officer and President. The Board of Directors of the Company has initiated a formal search process to identify and hire a new Chief Executive Officer and President. The search is expected to take three to six months.

In commenting on the importance of these steps for the Company, Dr. Cohen stated, "We have built a great foundation for success and this move is the next logical step for the Company. The Board of Directors and I will work together to attract and hire the right individual to lead us into the next century."

About Logic Works

Logic Works is a leading provider of client/server, database warehouse and business process re-engineering software solutions with over 45,000 users worldwide. Logic Works' tools are adaptable to a wide variety of leading technologies, providing an open and extensible solution. Logic Works is headquartered in Princeton, New Jersey, with Federal government offices in Vienna, Va., and international offices in the United Kingdom, Germany, and Australia. Logic Works also has key distributors in the Far East and 42 countries worldwide.

This press release contains forward-looking statements. All forward-looking statements involve risks and uncertainties, including, without limitation, the risks detailed in the Company's filings and reports with the Securities and Exchange Commission. Such statements are only predictions and actual events or results may differ materially.

                                  EXHIBIT INDEX

Number        Description                                                                     Page No.
------        -----------                                                                     --------
10.10         Separation, Waiver and Release Agreement, dated April 1, 1997, between
              Registrant and Frank Cicio, Jr.                                                    17
11            Statement re:  Computation of Per Share Earnings                                   24

27            Statement re:  Financial Data Schedule                                             25