Form 10-Q
period 1997-06-30
LOGIC WORKS INC
filed 1997-08-13
CIK 949871

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                 ___________________

                                      FORM 10-Q


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                          OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ________

                          Commission file number   00-26810
                                                  ---------


                                  LOGIC WORKS, INC.
                (Exact name of registrant as specified in its charter)

                   DELAWARE                              22-2663477
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
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,386,000 COMMON STOCK SHARES OUTSTANDING AT JULY 30, 1997.



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  LOGIC WORKS, INC.

                                  TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                            PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1997 and
         December 31, 1996....................................................3
         Condensed Consolidated Statements of Operations  for the
         Three and Six  Months Ended June 30, 1997 and 1996...................4
         Condensed Consolidated Statements of Cash Flows for the
         Six  Months Ended June 30, 1997 and 1996.............................5
         Notes to Condensed Consolidated Financial Statements ................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................7-10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................11
Item 2.  Changes in Securities...............................................11
Item 3.  Defaults Upon Senior Securities.....................................11
Item 4.  Submission of Matters to a Vote of Security Holders.................11
Item 5.  Other Information...................................................12
Item 6.  Exhibits and Reports on Form 8-K....................................12

         Signatures..........................................................13

                             PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  LOGIC WORKS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)



                                                     JUNE 30,  DECEMBER 31,
                                                       1997        1996
                                                   ------------------------
    ASSETS                                          (unaudited)  (audited)
Current Assets
         Cash and cash equivalents                   $ 24,797   $ 20,385
         Marketable securities                          9,131      8,109
         Accounts receivable, net                       7,958     10,182
         Other current assets                           3,875      3,675
                                                   ----------------------
         Total current assets                          45,761     42,351

Property and equipment, net                             4,196      3,760
Other assets                                            2,248      2,258
                                                   ----------------------
    Total assets                                     $ 52,205   $ 48,369
                                                   ----------------------
                                                   ----------------------
LIABILITIES AND STOCKHOLDERS" EQUITY
Current Liabilities
    Accounts payable                                 $  2,247   $  2,394
    Accrued compensation                                2,638      2,014
    Deferred revenue                                    5,500      5,296
    Income taxes payable                                1,236         26
    Other current liabilities                           4,533      4,324
                                                   ----------------------
    Total current liabilities                          16,154     14,054

Total stockholders" equity                             36,051     34,315
                                                   ----------------------
    Total liabilities and stockholders' equity       $ 52,205   $ 48,369
                                                   ----------------------
                                                   ----------------------

              See notes to condensed consolidated financial statements.



                                           LOGIC WORKS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (unaudited)
                           (dollars in thousands except per share amounts)


                                       THREE MONTHS        THREE MONTHS        SIX MONTHS          SIX MONTHS
                                          ENDED                ENDED              ENDED               ENDED
                                         JUNE 30,            JUNE 30,            JUNE 30,           JUNE 30,
                                          1997                 1996               1997               1996
                                       ---------------------------------       ------------------------------
   Revenues
    License fees                       $   8,812           $    9,211          $ 16,374            $ 16,642
    Maintenance & service fees             3,192                2,291             6,146               4,300
                                       ---------------------------------       -----------------------------
    Total revenues                        12,004               11,502            22,520              20,942

   Cost of revenues
    Cost of license fees                     638                  541             1,359                 987
    Cost of maintenance & service fees       937                  938             1,759               1,992
                                       ---------------------------------       -----------------------------
    Total cost of revenues                 1,575                1,479             3,118               2,979

   Gross margin                           10,429               10,023            19,402              17,963

   Operating expenses
    Sales and marketing                    6,265                6,146            12,091              11,192
    Research and development               1,753                1,340             3,474               2,602
    General and administrative             1,644                1,373             3,055               2,720
                                       ---------------------------------       -----------------------------
    Total operating expenses               9,662                8,859            18,620              16,514

   Operating income                          767                1,164               782               1,449

   Other income, net                         370                  236               587                 494
                                        ---------------------------------       -----------------------------

   Income before income taxes              1,137                1,400             1,369               1,943

   Income taxes                              421                  532               509                 759
                                        ---------------------------------       -----------------------------

   Net income                          $     716           $      868          $    860            $  1,184
                                        ---------------------------------       -----------------------------
                                        ---------------------------------       -----------------------------

   Primary earnings per share          $    0.06           $     0.07          $   0.07            $   0.09
                                        ---------------------------------       -----------------------------
                                        ---------------------------------       -----------------------------
   Fully diluted earnings per share    $    0.06           $     0.07          $   0.07            $   0.09
                                        ---------------------------------       -----------------------------
                                        ---------------------------------       -----------------------------

   Weighted average shares outstanding
   Primary                                12,572               12,911            12,541              12,933
                                        ---------------------------------       -----------------------------
                                        ---------------------------------       -----------------------------
   Fully diluted                          12,574               12,911            12,541              12,934
                                        ---------------------------------       -----------------------------
                                        ---------------------------------       -----------------------------




          See notes to condensed consolidated financial statements.

                                      LOGIC WORKS, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                            FLOWS
                                         (unaudited)
                                       (in thousands)


                                                                                  SIX MONTHS
                                                                                    ENDED
                                                                                    JUNE 30,
                                                                          ---------------------
                                                                               1997       1996
                                                                          ---------------------
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                              $    860   $  1,184
    Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
         Depreciation and amortization                                           944        434
         Compensation element of common
            stock, warrants and stock option grants                               56        332
         Changes in operating assets and liabilities:
            Decrease (increase) in current assets and other noncurrent assets  2,005     (1,756)
            Increase (decrease) in accounts payable and accrued liabilities    1,985     (2,201)
            Increase in deferred revenue                                         204        567
                                                                          ----------------------
    Net cash provided by (used in) operating activities                        6,054     (1,440)
                                                                          ----------------------

    CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                        (1,097)    (2,925)
    Purchase of marketable securities                                         (9,101)   (10,753)
    Proceeds from sale of marketable securities                                8,079     10,195
    Purchase of intangibles                                                     (230)      (129)
                                                                          ----------------------
    Net cash used in investing activities                                     (2,349)    (3,612)
                                                                          ----------------------

    CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the issuance of stock                                          726      2,263
                                                                          ----------------------

    Effect of foreign exchange rate on cash                                      (19)      (101)
                                                                          ----------------------

    Net increase (decrease) in cash and cash equivalents                       4,412     (2,890)
    Cash and cash equivalents at beginning of period                          20,385     l9,628
                                                                          ----------------------
    Cash and cash equivalents at end of period                            $   24,797  $  16,738
                                                                          ----------------------
                                                                          ----------------------




          See notes to condensed consolidated financial statements.

                                  LOGIC WORKS, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Logic Works, Inc. (the "Company") is a provider of database design, and modeling solutions. The Company was incorporated in Delaware in 1985 and operates in one industry segment. The Company has subsidiaries in Australia, Canada, England, Germany and France to further broaden its global market. The Company markets its products worldwide primarily through direct and indirect sales and marketing channels. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all financial information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the financial position of the Company as of June 30, 1997 and the results of the Company's operations for the three and six months ended June 30, 1997 and 1996, respectively, and its cash flows for the six months ended June 30, 1997 and 1996, respectively. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 and the notes therein, included in the Company's annual report on Form 10-K. Certain amounts have been reclassified to conform with current year presentation. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

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

3.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of options will be excluded. The Company anticipates no impact to primary earnings per share for the three months ended June 30, 1997 and the Company anticipates an increase of $0.01 to primary earnings per share for the three months ended June 30, 1996. The Company anticipates no impact to primary earnings per share for the six months ended June 30, 1997 and the Company anticipates an increase of $0.02 to primary earnings per share for the six months ended June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not anticipated to be material.

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

The Company is a leading provider of database design and modeling solutions. The Company's Windows-based products allow customers to realize the benefits of client/server systems by enabling easy, rapid and high-quality design, deployment and management of relational databases and related applications.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):


                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                            ----------------------------------------------
                                                  1997      1996           1997      1996
                                            ----------------------------------------------
    PERCENTAGES OF REVENUES:
    Revenues:
     License fees                                73.4 %    80.1 %         72.7 %    79.5 %
     Maintenance & service fees                  26.6      19.9           27.3      20.5
                                            ----------------------------------------------
       Total revenues                           100.0     100.0          100.0     100.0
                                            ----------------------------------------------

    Cost of revenues:
     License fees                                 5.3       4.7            6.0       4.7
     Maintenance & service fees                   7.8       8.2            7.8       9.5
                                            ----------------------------------------------
       Total cost of revenues                    l3.1      12.9           13.8      14.2
                                            ----------------------------------------------

    Gross margin                                 86.9      87.1           86.2      85.8
                                            ----------------------------------------------
    Operating expenses:
     Sales and marketing                         52.2      53.4           53.7      53.4
     Research and development                    14.6      11.7           15.4      12.4
     General and administrative                  13.7      11.9           13.6      13.0
                                            ----------------------------------------------
       Total operating expenses                  80.5      77.0           82.7      78.8
                                            ----------------------------------------------

    Operating income                              6.4      10.1            3.5       7.0
    Other income                                  3.1       2.1            2.6       2.4
                                            ----------------------------------------------

    Income before income taxes                    9.5      12.2            6.1       9.4
    Income taxes                                  3.5       4.6            2.3       3.6
                                            ----------------------------------------------

    Net income                                    6.0 %     7.6 %          3.8 %     5.8 %
                                            ----------------------------------------------
                                            ----------------------------------------------




 TOTAL REVENUES. Total revenues increased 4.3% to $12.0 million in the three months ended June 30, 1997 from $11.5 million in the three months ended June 30, 1996. Total revenues increased 7.7% to $22.5 million in the six months ended June 30, 1997 from $20.9 million in the six months ended June 30, 1996. The Company's revenues are derived from two sources: license fees and maintenance and service fees. The Company derived approximately $2.8 million and $2.5 million or 23.3% and 21.7% of its total revenues, from international customers in the three months ended June 30, 1997 and 1996, and $5.2 million and $4.8 million, or 23.1% and 23.0% of its total revenues from international customers in the six months ended June 30, 1997 and 1996, respectively. The Company expects that international revenues will continue to represent a significant percentage of total revenues. To date, the majority of the Company's international license fees and service fees have been denominated in United States dollars and, accordingly, the Company has not hedged its exposure to foreign currency fluctuations. The Company anticipates that, in the future, an increasing proportion of the Company's sales will be denominated in foreign currencies. In such event, an increasingly significant portion of the Company's revenues will be subject to the risks inherent in international operations. These risks include, but are not limited to, unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, and potentially adverse tax consequences. The Company may enter into hedging transactions to mitigate the effects of exchange rate variations.


 LICENSE FEES. License fees decreased 4.3% to $8.8 million in the three months ended June 30, 1997 from $9.2 million in the three months ended June 30, 1996. License fees decreased 1.2% to $16.4 million in the six months ended June 30, 1997 from $16.6 million in the six months ended June 30, 1996. Management believes the decrease is mainly attributable to more stringent policies on sale contract terms and conditions in the six months ended June 30, 1997, as
compared to the same period in 1996.   A favorable impact of these policies is
evidenced in the reduction in days sales outstanding at June 30, 1997 as compared to June 30, 1996. The ERWIN product line accounted for 75.4% and 78.5% of the Company's license fees for the three months ended June 30, 1997 and 1996, and 75.2% and 80.0% for the six months ended June 30, 1997 and 1996, respectively. In June 1997, the Company released ErWIN 3.0. The Company anticipates that this product will generate increased license fee revenue in the future. ModelMart accounted for 9.6% and 8.3% of license fees for the three months ended June 30, 1997 and 1996, and 9.9% and 6.4% of license fees for the six months ended June 30, 1997 and 1996, respectively. License fees include revenues from software licensed either directly from the Company or through Value Added Resellers, dealers or distributors, and from third party software. The remainder of the license fees were received primarily from licenses of BPWIN.


 COST OF LICENSE FEES. Cost of license fees as a percentage of license fee revenues was 7.2% and 5.9% for the three months ended June 30, 1997 and 1996, respectively and 8.3% and 5.9% for the six months ended June 30, 1997 and 1996, respectively. The increase in the cost of license fees is the result of the release of ERWIN 3.0 in June 1997. The Company may enter into, from time to time, arrangements under which the Company will resell third party products, resulting in additional costs of license fees. Cost of license fees consists primarily of the costs of product media, duplication, manuals, shipping and third party royalty costs for software licensed to the Company's customers.

MAINTENANCE & SERVICE FEE REVENUE.   Maintenance and service fee revenue
increased by 39.1% to $3.2 million in the three months ended June 30, 1997 from $2.3 million in the three months ended June 30, 1996. Maintenance and service fee revenue increased 41.9% to $6.1 million in the six months ended June 30, 1997 from $4.3 million in the six months ended June 30, 1996. The growth in maintenance and service fee revenues during the periods presented was primarily the result of increased maintenance fees as a result of a targeted effort from the sales force to increase the renewal rate on maintenance agreements and of the increase in ModelMart license revenue, for which all users in the workgroup are encouraged to be under maintenance. Consulting and training services provided by the Company's Professional Services Group decreased 25% from $.7 million in the three months ended June 30, 1996 to $.5 million for the three months ended June 30, 1997. This decrease is mainly attributable to a reduction in headcount in the Professional Services Group.

COST OF MAINTENANCE & SERVICES. Cost of maintenance and services as a percentage of maintenance and service fee revenue was 29.4% and 40.9% for the three months ended June 30, 1997 and 1996, respectively and 28.6% and 46.3% for the six months ended June 30, 1997 and 1996 respectively. The decrease in cost for these periods is the result of a larger increase in maintenance fees which has a lower cost than training and consulting services. Training and consulting fees generate lower margins than maintenance fees because of the labor intensive nature of training and consulting. Cost of maintenance and services consists primarily of personnel and related costs for training, consulting provided by the Professional Services Group, customer technical support and payments to third party service providers. Cost of maintenance and services also reflects the costs associated with product media, duplication, manuals, and shipping product upgrades to customers who have subscribed to the Company's maintenance plans.

SALES AND MARKETING. Sales and marketing expenses increased 3.3% to $6.3 million in the three months ended June 30, 1997 from $6.1 million in the three months ended June 30, 1996 and represented 52.2% and 53.4%, of total revenues in each period, respectively. Sales and marketing expenses increased 8.0% to $12.1 million in the six months ended June 30, 1997 from $11.2 million in the six months ended June 30, 1996 and represented 53.7% and 53.4% respectively, of total revenues in each period. Sales and marketing expenses increased due primarily to increases in personnel expenses from increased hiring, increased advertising and promotional costs, and increased sales commissions. The significant growth in the Company's sales and marketing expenses during the three and six months ended June 30, 1997 reflects the expansion of its direct field sales force and its European marketing staff. The increase in sales and marketing expenses during the three and six months ended June 30, 1997 also reflects increased advertising and promotional programs related to releases of extended versions of ERWIN, ModelMart and BPWIN and releases of new products such as Universal Directory and TESTBytes. In March 1997, the Company also hosted its first International User Conference in New Orleans. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses.

 RESEARCH AND DEVELOPMENT. Research and development expenses increased 38.5% to $1.8 million in the three months ended June 30, 1997 from $1.3 million in the three months ended June 30, 1996 and represented 14.6% and 11.7% of total revenues, respectively. Research and development expenses increased 34.6% to $3.5 million in the six months ended June 30, 1997 from $2.6 million in the six months ended June 30, 1996 and represented 15.4% and 12.4% of total revenues, respectively. The increase in research and development expenses during the periods presented was the result of the Company's ongoing development of extended versions of ERWIN, BPWIN, TESTBytes, ModelMart and Universal Directory, as well as ongoing development of new products such associated with the Company's new Universal Modeling Architecture, and the continuation of its quality control and quality assurance programs. Research and development expenses are generally charged to operations as they are incurred and have not been capitalized since capitalizable costs have not been material. Research and development expenses consist primarily of software engineering personnel costs, costs of third party equipment and software for development purposes and costs of outside consultants hired by the Company to assist in its product development efforts.


GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 14.3% to $1.6 million for the three months ended June 30, 1997 from $1.4 million for the three months ended June 30, 1996 and represented 13.7% and 11.9% of total revenues, respectively. General and administrative expenses increased 14.8% to $3.1 million for the six months ended June 30, 1997 from $2.7 million for the six months ended June 30, 1996 and represented 13.6% and 13.0% of total revenues, respectively. The increase in general and administrative expenses related primarily to the overall expansion of the Company's operations and facilities and costs incurred in the search for a new chief executive officer. General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts, and professional fees.

INCOME TAXES. The Company provides for income taxes at an effective tax rate based on estimated annual federal and state statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash and cash equivalents of $24.8 million and marketable securities of $9.1 million.

Net cash provided by operating activities was $6.1 million for the six months ended June 30, 1997 and net cash used by operating activities $1.4 million for the six months ended June 30, 1996. The increase in cash provided by operating activities primarily reflects a decrease in accounts receivable and an increase in accounts payable and accrued liabilities. The decrease in accounts receivable is primarily attributable to significant cash collection of accounts receivable in 1997 which is reflected in the Company's increased cash position at June 30, 1997. The increase in accounts payable and accrued liabilities arose in the normal course of operations.

Net cash and cash equivalents used in investing activities decreased $1.3 million in the first six months of 1997 as compared to the same period in 1996. This decrease in investing activities primarily reflects the net change in the marketable securities position.

Net cash provided by financing activities decreased by $1.5 million in the first six months of 1997 compared to the same period in 1996 as a result of the decrease in the exercising of employee stock options.

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

         (a) The Annual Meeting of Stockholders of the Company was held on May 7, 1997.

         (b) The motions before stockholders were:

              (1)   To elect two Class I Directors:



                        VOTES          VOTES          VOTES                         BROKER
NAME OF DIRECTOR        FOR            AGAINST        WITHHELD       ABSTENTIONS    NONVOTES
Charles Federman   6,079,280           456,991             -              -             -
Paul E. Blondin    6,079,280           456,991                            -             -



              (2) To ratify the selection of Ernst & Young LLP, independent public accountants, as auditors of the Company for the fiscal year ending December 31, 1997.

                   Votes For           6,501,693
                   Votes Against         29,584
                   Votes Withheld        4,994
                   Abstentions              -
                   Broker Nonvotes          -

              (3) To approve an amendment to the 1995 Stock Option/Stock Issuance Plan to effect an increase to the number of shares of Common Stock of the Company available for issuance by one million shares,

                   Votes For           1,925,768
                   Votes Against       1,130,953
                   Votes Withheld           -
                   Abstentions           67,460
                   Unvoted             3,412,090

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



                                       LOGIC WORKS, INC.

Dated:  August 14 , 1997               By: /s/ GREGORY A. PETERS
                                       --------------------------------

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