Form 10-Q
period 1997-09-30
LOGIC WORKS INC
filed 1997-11-13
CIK 949871

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

                For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,553,420 common stock shares outstanding at October 31, 1997.

================================================================================

                                LOGIC WORKS, INC.

                                Table of Contents

PART I.    FINANCIAL INFORMATION                                            Page
                                                                            ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at
           September 30, 1997 and December 31, 1996 ......................   3
           Condensed Consolidated Statements of Operations
           for the Three and Nine Months Ended September
           30, 1997 and 1996 .............................................   4
           Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1997 and 1996 .........   5
           Notes to Condensed Consolidated Financial Statements ..........   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................  7-10

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings .............................................  11
Item 2.    Changes in Securities .........................................  11
Item 3.    Defaults Upon Senior Securities ...............................  11
Item 4.    Submission of Matters to a Vote of Security Holders ...........  11
Item 5.    Other Information .............................................  11
Item 6.    Exhibits and Reports on Form 8-K ..............................  11

           Signatures ....................................................  12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                LOGIC WORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     September 30,  December 31,
                                                         1997          1996
                                                     ---------------------------
Assets                                                (unaudited)    (audited)
Current Assets
     Cash and cash equivalents                         $22,509         $20,385
     Marketable securities                              13,255           8,109
     Accounts receivable, net                           10,284          10,182
     Other current assets                                4,079           3,675
                                                     ---------------------------
        Total current assets                            50,127          42,351

Property and equipment, net                              4,377           3,760
Other assets                                             2,101           2,258
                                                     ---------------------------
        Total assets                                   $56,605         $48,369
                                                     ===========================

Liabilities and stockholders' equity
Current Liabilities
     Accounts payable                                  $ 1,657         $ 2,394
     Accrued compensation                                3,451           2,014
     Deferred revenue                                    5,900           5,296
     Income taxes payable                                1,832              26
     Other current liabilities                           4,481           4,324
                                                     ---------------------------
        Total current liabilities                       17,321          14,054

Total stockholders' equity                              39,284          34,315
                                                     ---------------------------
        Total liabilities and stockholders' equity     $56,605         $48,369
                                                     ===========================


            See notes to condensed consolidated financial statements.

                                LOGIC WORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                 (dollars in thousands except per share amounts)

                                               Three Months     Three Months      Nine Months     Nine Months
                                                   Ended            Ended            Ended            Ended
                                               September 30,    September 30,    September 30,    September 30,
                                                   1997             1996             1997             1996
                                               ------------------------------    ------------------------------
Revenues
   License fees                                  $  9,861         $  8,127          $ 26,236         $ 24,769
   Maintenance & service fees                       3,339            2,382             9,484            6,682
                                               ------------------------------    ------------------------------
   Total revenues                                  13,200           10,509            35,720           31,451

Cost of revenues
   Cost of license fees                               779              617             2,137            1,604
   Cost of maintenance & service fees                 793              871             2,552            2,863
                                               ------------------------------    ------------------------------
   Total cost of revenues                           1,572            1,488             4,689            4,467

Gross margin                                       11,628            9,021            31,031           26,984

Operating expenses
   Sales and marketing                              6,321            6,806            18,413           17,998
   Research and development                         1,822            1,628             5,296            4,230
   General and administrative                       1,583            1,703             4,638            4,424
   Acquired in-process research and development        --              995                --              995
                                               ------------------------------    ------------------------------
   Total operating expenses                         9,726           11,132            28,347           27,647

Operating income (loss)                             1,902           (2,111)            2,684             (663)

Other income, net                                     418              255             1,005              749
                                               ------------------------------    ------------------------------

Income (loss) before income taxes                   2,320           (1,856)            3,689               86

Income taxes                                          858             (557)            1,367              202
                                               ------------------------------    ------------------------------

Net income (loss)                                $  1,462         $ (1,299)         $  2,322         $   (116)
                                               ==============================    ==============================


Primary earnings (loss) per share                $   0.11         $  (0.11)         $   0.18         $  (0.01)
                                               ==============================    ==============================
Fully diluted earnings (loss) per share          $   0.11         $  (0.11)         $   0.18         $  (0.01)
                                               ==============================    ==============================

Weighted average shares outstanding
Primary                                            12,919           11,386            12,730           11,386
                                               ==============================    ==============================
Fully diluted                                      13,148           11,386            13,085           11,386
                                               ==============================    ==============================


            See notes to condensed consolidated financial statements.

                                LOGIC WORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                   --------------------
                                                                     1997       1996
                                                                   --------------------
Cash flows from operating activities
Net income (loss)                                                  $  2,322   $   (115)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     Depreciation and amortization                                    1,465        967
     Compensation element of common
       stock, warrants and stock option grants                           79        423
     Acquired in process research and development                        --        995
     Changes in operating assets and liabilities:
       (Increase) in current assets and other noncurrent assets        (522)    (2,468)
       Increase in accounts payable and other current liabilities     3,750        610
       Increase in deferred revenue                                     604      1,239
                                                                   --------------------
Net cash provided by operating activities                             7,698      1,651
                                                                   --------------------

Cash flows from investing activities
Purchase of property and equipment                                   (1,553)    (3,840)
Acquisition of TestBytes                                                 --     (1,075)
Purchase of marketable securities                                   (13,192)    (1,559)
Proceeds from sale of marketable securities                           8,046      4,536
Purchase of intangibles                                                (235)      (629)
                                                                   --------------------
Net cash used in investing activities                                (6,934)    (2,567)
                                                                   --------------------

Cash flows from financing activities
Proceeds from the issuance of stock                                   1,323        847
Purchase of treasury stock                                               --       (279)
                                                                   --------------------
Net cash provided by financing activities                             1,323        568

Effect of foreign exchange rate on cash                                  37        134
                                                                   --------------------

Net increase (decrease) in cash and cash equivalents                  2,124       (214)
Cash and cash equivalents at beginning of period                     20,385     19,629
                                                                   --------------------
Cash and cash equivalents at end of period                         $ 22,509   $ 19,415
                                                                   ====================


            See notes to condensed consolidated financial statements.

                                LOGIC WORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Organization and Basis of Presentation

Logic Works, Inc. (the "Company") is a provider of database design and modeling solutions. The Company was incorporated in Delaware in 1985 and operates in one industry segment. The Company has subsidiaries in Australia, Canada, England, Germany and France to further broaden its global market. The Company markets its products worldwide primarily through direct and indirect sales and marketing channels. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all financial information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the financial position of the Company as of September 30, 1997 and the results of the Company's operations for the three and nine months ended September 30, 1997 and 1996, respectively, and its cash flows for the nine months ended September 30, 1997 and 1996, respectively. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 and the notes therein, included in the Company's annual report on Form 10-K. Certain amounts have been reclassified to conform with current year presentation. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

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

3. Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of options will be excluded. The Company anticipates an increase of $0.01 to primary earnings per share for the three months ended September 30, 1997 and the Company anticipates no impact to primary earnings per share for the three months ended September 30, 1996. The Company anticipates an increase of $0.01 to primary earnings per share for the nine months ended September 30, 1997 and the Company anticipates no impact to primary earnings per share for the nine months ended September 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not anticipated to be material.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

                                              Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                              ----------------------------------------
                                               1997       1996        1997      1996
                                              ----------------------------------------
Percentages of Revenues:
Revenues:
  License fees                                  74.7%      77.3%       73.4%     78.8%
  Maintenance & service fees                    25.3       22.7        26.6      21.2
                                              ----------------------------------------
     Total revenues                            100.0      100.0       100.0     100.0
                                              ----------------------------------------
Cost of revenues:
  License fees                                   5.9        5.9         6.0       5.1
  Maintenance & service fees                     6.0        8.3         7.1       9.1
                                              ----------------------------------------
     Total cost of revenues                     11.9       14.2        13.1      14.2
                                              ----------------------------------------
Gross margin                                    88.1       85.8        86.9      85.8
                                              ----------------------------------------
Operating expenses:
  Sales and marketing                           47.9       65.1        51.6      57.3
  Research and development                      13.8       15.2        14.8      13.3
  General and administrative                    12.0       16.2        13.0      14.1
  Acquisition of in process research
   and development                              --          9.5        --         3.2
                                              ----------------------------------------
     Total operating expenses                   73.7      106.0        79.4      87.9
                                              ----------------------------------------
Operating income (loss)                         14.4      (20.2)        7.5      (2.1)
Other income, net                                3.2        2.4         2.8       2.4
                                              ----------------------------------------
Income (loss) before income taxes               17.6      (17.8)       10.3       0.3
Income taxes                                     6.5       (5.3)        3.8       0.6
                                              ----------------------------------------
Net income (loss)                               11.1%     (12.5)%       6.5%     (0.3)%
                                              ========================================

Total Revenues. Total revenues increased 25.7% to $13.2 million in the three months ended September 30, 1997 from $10.5 million in the three months ended September 30, 1996. Total revenues increased 13.3% to $35.7 million in the nine months ended September 30, 1997 from $31.5 million in the nine months ended September 30, 1996. The Company's revenues are derived from two sources: license fees and maintenance and service fees. The Company derived approximately $2.9 million and $2.1 million or 21.6% and 20.0% of its total revenues, from international customers in the three months ended September 30, 1997 and 1996, and $8.0 million and $6.9 million, or 22.4% and 21.9% of its total revenues from international customers in the nine months ended September 30, 1997 and 1996, respectively. The Company expects that international revenues will continue to represent a significant percentage of total revenues. To date, the majority of the Company's international license fees and service fees have been denominated in United States dollars and, accordingly, the Company has not hedged its exposure to foreign currency fluctuations. The Company anticipates that, in the future, an increasing proportion of the Company's sales will be denominated in foreign currencies. In such event, an increasingly significant portion of the Company's revenues will be subject to the risks inherent in international operations. These risks include, but are not limited to, unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, and potentially adverse tax consequences. The Company may enter into hedging transactions to mitigate the effects of exchange rate variations.

License Fees. License fees increased 22.2% to $9.9 million in the three months ended September 30, 1997 from $8.1 million in the three months ended September 30, 1996. License fees increased 5.6% to $26.2 million in the nine months ended September 30, 1997 from $24.8 million in the nine months ended September 30, 1996. The increase during this period resulted from continued market acceptance of the Company's products, primarily ERwin, which was stimulated by the Company's sales and marketing activities, including the expansion of the Company's direct and indirect channels. The ERwin product line accounted for 77.6% and 75.9% of the Company's license fees for the three months ended September 30, 1997 and 1996, and 76.1% and 78.6% for the nine months ended September 30, 1997 and 1996, respectively. In June 1997, the Company released ERwin 3.0, this new version contributed to the increased ERwin revenue in the three months ended September 30, 1997. The Company anticipates that this product will continue to generate increased license fee revenue in the future. ModelMart accounted for 7.8% and 11.4% of license fees for the three months ended September 30, 1997 and 1996, and 9.1% and 8.0% of license fees for the nine months ended September 30, 1997 and 1996, respectively. The remainder of the license fees were received primarily from licenses of BPwin. License fees include revenues from software licensed either directly from the Company or through Value Added Resellers, dealers or distributors, and from third party software.

Cost of License Fees. Cost of license fees as a percentage of license fee revenues was 7.9% and 7.6% for the three months ended September 30, 1997 and 1996, respectively and 8.1% and 6.5% for the nine months ended September 30, 1997 and 1996, respectively. The increase in the cost of license fees is the result of the release of ERwin 3.0 in June 1997 and BPwin 2.0 in September 1997. The Company may enter into, from time to time, arrangements under which the Company will resell third party products, resulting in additional costs of license fees. Cost of license fees consists primarily of the costs of product media, duplication, manuals, shipping and third party royalty costs for software licensed to the Company's customers.

Maintenance & Service Fee Revenue. Maintenance and service fee revenue increased by 37.5% to $3.3 million in the three months ended September 30, 1997 from $2.4 million in the three months ended September 30, 1996. Maintenance and service fee revenue increased 41.8% to $9.5 million in the nine months ended September 30, 1997 from $6.7 million in the nine months ended September 30, 1996. The growth in maintenance and service fee revenues during the periods presented was primarily the result of increased maintenance fees as a result of a targeted effort from the sales force to increase the renewal rate on maintenance agreements and, to a lesser extent, the increase in ModelMart license fee revenue, for which all users in the workgroup are encouraged to be under maintenance.

Cost of Maintenance & Services. Cost of maintenance and services as a percentage of maintenance and service fee revenue was 23.7% and 36.6% for the three months ended September 30, 1997 and 1996, respectively and 26.9% and 42.8% for the nine months ended September 30, 1997 and 1996 respectively. The decrease in cost for these periods is the result of a larger increase in maintenance fees which has a lower cost than training and consulting services. Training and consulting fees generate lower margins than maintenance fees because of the labor intensive nature of training and consulting. Cost of maintenance and services consists primarily of personnel and related costs for training, consulting provided by the Professional Services Group, customer technical support and payments to third party service providers. Cost of maintenance and services also reflects the costs associated with product media, duplication, manuals, and shipping product upgrades to customers who have subscribed to the Company's maintenance plans.

Sales and Marketing. Sales and marketing expenses were $6.3 million in the three months ended September 30, 1997 as compared to $6.8 million in the three months ended September 30, 1996 and represented 47.9% and 65.1%, of total revenues in each period, respectively. The decrease in the comparable three month periods is attributable to reduced personnel expenses as well as increased cost control on marketing programs. Sales and marketing expenses increased 2.2% to $18.4 million in the nine months ended September 30, 1997 from $18.0 million in the nine months ended September 30, 1996 and represented 51.6% and 57.3% respectively, of total revenues in each period. Sales and marketing expenses increased in the nine months ended September 30, 1997, primarily due to increases in personnel expenses from increased hiring, increased advertising and promotional costs, and increased sales commissions. The growth in the Company's sales and marketing expenses during the nine months ended September 30, 1997 reflects the continued expansion of its direct field sales force. The increase in sales and marketing expenses during the nine months ended September 30, 1997 also reflects increased advertising and promotional programs related to releases of extended versions of ERwin, ModelMart and BPwin and releases of new products such as Universal Directory and TESTBytes. In March 1997, the Company also hosted its first International User Conference in New Orleans. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses.

Research and Development. Research and development expenses increased 12.5% to $1.8 million in the three months ended September 30, 1997 from $1.6 million in the three months ended September 30, 1996 and represented 13.8% and 15.2% of total revenues, respectively. Research and development expenses increased 26.2% to $5.3 million in the nine months ended September 30, 1997 from $4.2 million in the nine months ended September 30, 1996 and represented 14.8% and 13.5% of total revenues, respectively. The increase in research and development expenses during the periods presented was the result of the Company's ongoing development of extended versions of ERwin, BPwin, TESTBytes, ModelMart and Universal Directory, as well as ongoing development of new products, and the continuation of its quality control and quality assurance programs. Research and development expenses are generally charged to operations as they are incurred and have not been capitalized since capitalizable costs have not been material. Research and development expenses consist primarily of software engineering personnel costs, costs of third party equipment and software for development purposes and costs of outside consultants hired by the Company to assist in its product development efforts.

General and Administrative. General and administrative expenses were $1.6 million for the three months ended September 30, 1997 as compared to $1.7 million for the three months ended September 30, 1996 and represented 12.0% and 16.2% of total revenues, respectively. General and administrative expenses increased 4.5% to $4.6 million for the nine months ended September 30, 1997 from $4.4 million for the nine months ended September 30, 1996 and represented 13.0% and 14.1% of total revenues, respectively. The increase in general and administrative expenses, for the nine months ended September 30, 1997, related primarily to the overall expansion of the Company's operations and facilities`. General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts, and professional fees.

Acquired In-process Research and Development. On September 30, 1996, the Company acquired the source code for TESTBytes, an automatic test data generation tool, from a privately-held software company. The total cost of the transaction, including acquisition costs, was approximately $1.6 million. Subsequent to an independent valuation, the company recorded a charge of $1.0 million for the acquisition of in-process research and development and acquisition costs in the quarter ended September 30, 1996.

Income Taxes. The Company provides for income taxes at an effective tax rate based on estimated annual federal and state statutory rates.

Impact of Recently Issued Accounting Standards. In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), effective for years beginning after December 15, 1997. FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of FAS 130 will not affect results of operations or financial position, but will affect the disclosure of shareholder equity changes in such items as foreign currency translation adjustments and the unrealized gains (losses) of available-for-sale securities. Management is currently evaluating the disclosure impact of FAS 130.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for years beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments in annual and interim financial statements. The adoption of FAS 131 will not affect results of operations or financial position, but may affect the Company's reporting of segment information. Management is currently evaluating the disclosure impact of FAS 131

Liquidity and Capital Resources

At September 30, 1997, the Company had cash and cash equivalents of $22.5 million and marketable securities of $13.3 million.

Net cash provided by operating activities was $7.8 million for the nine months ended September 30, 1997 compared to $1.6 million for the nine months ended September 30, 1996. The increase in cash provided by operating activities primarily reflects the Company's increase in net income and an increase in accounts payable and other current liabilities. The increase in accounts payable and other current liabilities arose in the normal course of operations.

Net cash and cash equivalents used in investing activities increased $4.4 million in the first nine months of 1997 as compared to the same period in 1996. This increase in investing activities primarily reflects the net change in the marketable securities position.

Net cash provided by financing activities increased by $.6 million in the first nine months of 1997 compared to the same period in 1996 as a result of the increase in the exercising of employee stock options.

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



                                 LOGIC WORKS, INC.

Dated:  November 14, 1997        By: /s/ GREGORY A. PETERS
                                    -------------------------------

                                 Gregory A. Peters
                                 Chief Executive Officer, President and Director (Principal Executive Officer)
                                 Chief Financial Officer
                                 (Principal Financial Officer)

Item 5 Attachment

               LOGIC WORKS ANNOUNCES RECORD THIRD QUARTER RESULTS
                           Gregory A. Peters Named CEO

PRINCETON, N.J., October 21, 1997 - Logic Works, Inc. (NASDAQ: LGWX), a leading provider of database design and modeling solutions, today reported record revenues of $13.2 million and net income of $1.5 million, or $0.11 per share, for the third quarter ended September 30, 1997. This compares to revenues of $10.5 million and a net loss of $1.3 million, or $0.11 per share, for the third quarter ended September 30, 1996.

For the first nine months of 1997, revenues were $35.7 million and net income was $2.3 million, or $0.18 per share. This compares to revenues of $31.5 million and a net loss of $0.1 million, or $0.01 per share, for the first nine months of 1996.

"We are pleased with the acceleration in revenue growth these results reflect," said Gregory A. Peters, President and Chief Executive Officer. "Logic Works ERwin continues to pace revenues, growing 30% year over year and provides a tremendous springboard to leverage our entire product family into major accounts worldwide. This has enabled our direct sales force to increase our average order size as it continues to further penetrate these accounts."

The company also announced that Peters has been named president and chief executive officer and a member of the board of directors. Peters has been serving as interim president and chief executive officer since April 1997 and as chief financial officer since August 1996.

"The board was unanimous in its decision and in its support of Greg," said Benjamin Cohen, chairman of the board. "After a thorough external search, we felt that the best individual to lead Logic Works forward was already here. Greg's skills, as evidenced by his accomplishments since he joined the company a year ago, are exactly what Logic Works needs in this position."

"Companies are looking for solutions to solve the multitude of complexities associated with information systems development across the Web, data warehouse and client/server environments," said Peters. "I believe we have the people, technology and momentum to continue to deliver innovative solutions to IT professionals managing database related projects."

Peters joined Logic Works in August 1996 as Chief Financial Officer. Prior to that he was Chief Financial Officer and Treasurer and a member of the Office of the President at Micrografx, Inc. Peters is a C.P.A. and earned a B.A. degree from Rhodes College.

Peters will join the board and replace Robert Davoli who has stepped down to pursue his venture capital responsibilities. "Bob has made a significant contribution to the company since he joined us in 1995," said Cohen. "He remains a valued colleague to the board and to the company."

About Logic Works

Logic Works is a leading provider of client/server, data warehouse and business process re-engineering software solutions with over 45,000 users worldwide. Logic Works' tools are adaptable to a wide variety of leading technologies, providing an open and extensible solution. Logic Works is headquartered in Princeton, New Jersey, with Federal government offices in Vienna, Va., and international offices in the United Kingdom, Germany, and Australia. Logic Works also has key distributors in the Far East and 42 countries worldwide.

This press release contains forward-looking statements. All forward-looking statements involve risks and uncertainties, including, without limitation, the risks detailed in the

Company's filings and reports with the Securities and Exchange Commission. Such statements are only predictions and actual events or results may differ materially.

                                  EXHIBIT INDEX

Number      Description                                                 Page No.
------      -----------                                                 --------

11          Statement re: Computation of Per Share Earnings                   17
27          Statement re: Financial Data Schedule                             18