Form 10-K405
period 1997-12-31
LOGIC WORKS INC
filed 1998-03-30
CIK 949871

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

           /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               -----------------
                                         OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing  requirements  for the past 90 days.  Yes  /X/      No  / /

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on March 23, 1998, (based upon the average bid and ask prices of the Company's Common Stock on the Nasdaq National Market on March 23, 1998), held by non-affiliates was approximately $135 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

As of March 23, 1998, there were outstanding 12,776,497 shares of the registrant's Common Stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE.

Proxy Statement of Logic Works, Inc. relative to the Annual Meeting of Stockholders. which is incorporated by reference into Part III of this Form 10-K.

                            LOGIC WORKS, INC
                      1997 FORM 10-K ANNUAL REPORT
                           Table of Contents

                                                                            PAGE

                                 PART I

Item 1.  Business...........................................................  3

Item 2.  Properties......................................................... 20

Item 3.  Legal Proceedings.................................................. 20

Item 4.  Submission of Matters to a Vote of Security-Holders................ 20


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters............................................................ 21

Item 6.  Selected Financial Data............................................ 22

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 23

Item 8.  Consolidated Financial Statements and
         Supplementary Data ............................. See pages F-1 to F-17

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................... 29

                                 PART III

Item 10. Directors and Executive Officers of the Registrant................. 29

Item 11. Executive Compensation............................................. 29

Item 12. Security Ownership of Certain Beneficial Owners and Management..... 29

Item 13. Certain Relationships and Related Transactions..................... 29

                                  PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and
         Reports on Form 8-K................................................ 30

SIGNATURES.................................................................. 31

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

THIS ANNUAL REPORT ON FORM 10K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "BUSINESS CONSIDERATIONS" CONTAINED HEREIN.

                                  PART I

ITEM 1. BUSINESS

         Logic Works, Inc. ("Logic Works" or "the Company") is a leading provider of client/server database design and business process modeling software. The Company's Windows-based products allow customers to realize the benefits of client/server systems by enabling easy, rapid and high-quality design, deployment and management of relational databases and related applications. The Company's award-winning products have been licensed to approximately 50,000 users in 7,000 organizations worldwide, including, AT&T, Barnett Banks, Coca-Cola, Dell, GTE, Hewlett-Packard, Intel, ITT, JP Morgan, Johnson & Johnson, Merck, Microsoft, Monsanto, Republic National Bank, Union Pacific Railroad, Universal Studios, Visa International and the U.S. Army.

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

         Relational database management systems ("RDBMS") software is a key enabling technology for information management systems. As a result, the market for RDBMS software has grown from $482 million in 1991 to $8 billion in 1997. RDBMS software, which organizes the collection, storage and retrieval of data, allows software developers to develop applications which provide end-users with improved access to the data they need to manage their business processes. The advent and proliferation of RDBMS software has supported the development of increasingly complex applications which handle critical business functions, such as financial reporting, human resource administration, inventory and production control, sales order management and customer service. The demand for these applications has grown significantly over the last few years as expectations of their business value have increased and organizations seek to realize the potential benefits of information management systems. With the rapid shift of companies to internet technologies, these databases are being extended to manage a whole new set of objects--sound, video, geospatial, time-series data--creating a new generation of object relational databases, ("ORDBMS").

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

 LACK OF FOCUS ON BUSINESS PROCESSES. Most current tools focus only on the flow of data within an information system instead of on the underlying business processes. These tools do not support business process modeling, which enables business analysts and application designers to visualize and better understand the business processes they are charged with re-engineering.

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

BENEFITS TO MULTIPLE USERS. Logic Works ModelMart promotes the sharing and management of models by multiple users or workgroups. This enables organizations to scale the deployment of Logic Works products, supporting a broad range of benefits, from model merging, impact analysis, version control, concurrent modeling, flexible levels of security, attached or detached modeling, and partitioning of large enterprise models.

OPEN, MULTI-VENDOR SUPPORT. ERwin'S open architecture is designed to support leading application development tools, popular database software and other modeling tools. ERwin'S open architecture provides a bridge between the client and the server in the application development process and allows ERwin to be database and platform independent. Logic Works ERwin links with leading application development tools, such as Sybase PowerBuilder and Microsoft Visual Basic. This allows developers to export the data model attributes directly into the client-side application development tool enabling the rapid development of client/server applications directly from the database design. On the server side, ERwin supports leading RDBMS software, including products offered by Oracle, Microsoft, IBM, Sybase and Informix. In addition, ERwin supports most popular desktop databases, including Microsoft Access, Microsoft FoxPro, Borland Paradox and Centura SQL Base. Since many organizations have made significant investments in existing CASE tools, the Company also offers CASE migration utilities.

 FORWARD AND REVERSE ENGINEERING CAPABILITY. ERwin'S model-driven approach supports the forward engineering of databases by utilizing data models to create SQL database definition code. In addition, ERwin reverse engineers existing databases into logical data models. The ability to both forward and reverse engineer databases enables organizations to exploit existing databases by facilitating the migration of existing applications to new databases and the conversion of legacy applications to client/server applications. For example, a software developer can use ERwin to migrate a DB2 database to operate on Oracle by reverse engineering the DB2 database into a logical model and then forward engineering the translated logical model into SQL code for Oracle. Similarly, a software developer can use ERwin'S forward and reverse engineering capabilities to ensure that multiple departmental databases across an organization are designed around a consistent logical model. The Company believes that ERwin'S forward and reverse engineering capabilities reduce the time necessary for new database implementations and ensure the referential integrity of the data across an organization.

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

STRATEGY

         The Company's mission is to deliver innovative and integrated software solutions that capture data and leverage information in order to increase business knowledge and productivity at all levels of the enterprise. To achieve this objective, the Company's market-driven strategy includes increasing product functionality, expanding support for third-party application development tools and databases, improving support for application development efforts, leveraging its existing customer base, extending distribution channels and developing its customer service and support organization. The following are the key elements of the Company's strategy:

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

          PROVIDE ADDITIONAL FUNCTIONALITY AND FEATURES. The Company intends to continue to add functionality and features to increase the usefulness and performance of its products. The Company believes that its core product features can be further developed to provide targeted support for emerging high-end functions, data warehousing, data replication and performance tuning. For example, in 1996 the Company introduced Logic Works ModelMart which provides the requisite data security and administration capabilities necessary for concurrent, multi-user model development. Logic Works ModelMart serves as a common platform for integrating ERwin AND BPwin.

          EXTEND DEVELOPMENT TOOL SUPPORT. The Company's ERwin/ERX provides additional support for client-side application development tools and develops interfaces with other CASE tools such as: Sybase PowerBuilder, and Microsoft Visual Basic. The Company also intends to develop or license interfaces to integrate with application packages, data warehouse and Web application development tools. Logic Works continually monitors the development and release of new development tools and plans to develop links with these new tools as they become popular.

          EXPAND WEB SUPPORT. ERwin/Web Publisher lets you quickly publish ERwin data models on a corporate intranet so users can view the database schemas using a standard Web browser, such as Microsoft Internet Explorer, or Netscape Navigator, . Because users don't need ERwin to view the published data models, ERwin/Web Publisher provides a cost-effective way to share the database design information captured in an ERwin data model with any number of business analysts and application developers throughout an organization.

          EXPAND RDBMS SUPPORT. The Company intends to support new databases as they achieve market acceptance, as the Company has done with the emerging ORDBMS market with the introduction of OR-Compass.

 LEVERAGE EXISTING CUSTOMER BASE. The Company has concentrated its sales and marketing efforts on developing a broad customer base. As a result of these efforts, approximately 50,000 users in 7,000 organizations worldwide have licensed the Company's products. Logic Works seeks to leverage its existing customer base by selling additional licenses and marketing complementary products and services. In particular, the Company's Logic Works ModelMart products are being marketed to existing and new customers who need concurrent workgroup database design capabilities. The Company anticipates that these products will be licensed by a greater number of users within an organization than its current ERwin products.

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

      The following table identifies the Company's current products. The Company's client products are designed to run on personal computers using Windows, and server products are designed to run on Microsoft NT or UNIX servers.

                                   ORIGINAL RELEASE     MOST RECENT      SINGLE USER U.S.
          PRODUCT                        DATE           RELEASE DATE        LIST PRICE
Logic Works ERwin/ERX                   Q2/90              Q1/98              $3,495

Logic Works Navigator                   Q2/96              Q1/98                $795

Logic Works BPwin                       Q4/93              Q3/97              $2,495

Logic Works TESTBytes                   Q4/96              Q3/97              $1,295

Logic Works ModelMart                   Q1/96              Q1/98              $9,995

Logic Works Universal Directory         Q1/97              Q1/98             $45,000

Logic Works OR-Compass                  Q4/97                -                $2,495


Logic Works ERwin

         Logic Works ERwin, the Company's flagship product, is a Windows-based data modeling tool that enables developers to quickly and easily design databases utilizing logical, or entity relationship (ER), modeling. Using ERwin, a developer can create a model, or graphical representation, of an organization's rules, thereby providing a high-level, logical view of the data. ERwin's modeling capabilities enhance the ability of developers to design and construct databases and facilitate communication between end-users and developers during the design process.

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

         Logic Works ERwin employs a graphical user interface and easy-to-learn, easy-to-use features, including "point and click," "drag and drop," multi-level viewing, toolbars and mouse-driven menus. In addition, multiple colors, fonts and zoom levels facilitate viewing of the model at both the business level and technical level and allow the creation of stored displays. ERwin permits enterprise data models to be partitioned into functional areas called subject areas, such as accounting, human resources administration and inventory and production control, so that a developer can operate in one area of the model without affecting others. On-diagram editing lets the user change the model in place without opening dialogs. With attribute manipulation, the user can drag and drop attributes from one entity to another, to make changes and normalize "on the fly", navigate to any editor directly from the diagram using pop-up menus. Relationship navigation lets the user move quickly across large models to pinpoint an entity's parents or children. ERwin utilizes the IDEF1X modeling notation, a United States Federal government standard that is increasingly emerging as a commercial standard.

         Once the diagram is complete, tables, indexes, referential integrity rules (primary key, foreign key), defaults, domain/column constraints, and thousands of lines of stored procedure and trigger code are all generated automatically. The database can be designed, documented and implemented in just a few hours - without writing a single SQL CREATE TABLE or INDEX statement. Because the physical design is driven by a descriptive logical model, complete system documentation is built into the application from the start.

         Logic Works ERwin/ERX, supports leading RDBMS software, including software offered by Oracle, Sybase, Informix, Microsoft, Centura, Progress and IBM. In addition, ERwin/ERX supports popular desktop databases, including Microsoft Access, Microsoft FoxPro and Borland Paradox. Using ERwin together with Logic Works ModelMart repository allows data models to be shared, revised and integrated on a concurrent basis to support database design and application development by multiple users in a workgroup.

Logic Works ModelMart

         Today, organizations have found it necessary to collaborate on data models and share them across the enterprise. Data architects use models to design enterprise standards, database administrators use them to generate and maintain databases and programmers rely on them to build Web and client/server applications. As a result, organizations need an effective way to coordinate and integrate modeling efforts.

         Logic Works ModelMart is an enterprise class model management system for coordinating client/server, Web and data warehouse database development. Easy to set up and maintain, Logic Works ModelMart provides convenient, secure and controlled access to ERwin data and BPwin process models, promoting reuse and productivity. ModelMart encourages teamwork and model sharing, with a robust set of management tools that provide complete control. ModelMart is platform and network independent, and can be hosted on Sybase, Microsoft SQL Server, Oracle or Informix databases.

Logic Works Universal Directory

         Logic Works Universal Directory is an advanced business information directory tool that collects, classifies, and publishes information gathered from the information inventory throughout a company's data warehouse. Logic Works Universal Directory tracks all the references to all the information that pertains to a business, much like the yellow pages that keep references to all the businesses in an area. Logic Works Universal Directory acts as the hub of a company's data warehousing activity. By centralizing meta data, it improves the way the company can manage the entire data warehousing development life cycle.

         Logic Works Universal Directory is an information directory that can inventory, publish and search the meta data about in a data warehouse. It makes developing and maintaining an effective data warehouse easier than ever before.

Logic Works TESTBytes

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

Logic Works BPwin

         BPwin is a effective modeling tool for analyzing, documenting and improving complex business processes. It helps eliminate redundant or inefficient activities, reduce costs, improve flexibility and enhance customer services.

         A BPwin model clearly documents important factors such as what activities are needed, how they are performed and what resources are needed. This provides an integrated picture of how an organization gets things done, from small department workflow models to complex node tree diagrams. And if a company is building or purchasing software - business process models serve as requirements documentation - helping to ensure that the company's IT investments fulfill its business needs.

OR-Compass

         Object-relational database systems represent a tremendous increase in database capability. However, these new capabilities also dramatically increase the complexity of the database. Designers are faced with tremendous challenges in creating systems to effectively take advantage of the new capabilities and extensions available in these databases.

         Logic Works OR-Compass is a comprehensive, extensible, object-relational modeling environment enabling the effective design, generation and maintenance of many aspects of an object-relational database. ORoCompass assists designers in building innovative solutions which take advantage of the advanced databases functions and customer extensions available in leading object-relational databases.

         OR-Compass was initially released in December 1997 and currently supports the Informix Dynamic Server with Universal Data Option.

CUSTOMERS

         The Company's customers include a wide variety of organizations in a broad range of industries worldwide, including financial services, professional services, manufacturing and health care, as well as governmental agencies, distributors and resellers. The Company's products have been licensed to approximately 50,000 users in 7,000 organizations worldwide. The Company's products are included on the approved schedule issued by the U.S. General Services Administration for purchasing by the Federal government. Since 1992, no end-user customer has accounted for more than 5% of the Company's total revenues in any year.

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

TECHNICAL SUPPORT AND MAINTENANCE. The Company offers customer support through telephone, electronic mail, Internet and fax and provides new software releases, maintenance releases and enhancements under annual maintenance and support agreements with customers. Additional customer support is provided by the Company's VARs, dealers and distributors. Maintenance and customer support are not included in software license fees, but are purchased separately for an annual fee generally equivalent to 15% to 18% of the then current list prices of the licensed products.

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

         Since January 1, 1995, the Company has opened a limited number of direct field sales offices in North America to complement its telesales effort and has established a European direct sales organization, headquartered in the United Kingdom. As of December 31, 1997, the Company's North American telesales force consisted of 24 individuals supplemented by a direct field sales force of 35 individuals, 13 of whom serviced North America from the Company's Princeton, New Jersey headquarters, 22 of whom were located in 8 field offices throughout North America. The Company's international sales force was comprised of 20 people at December 31, 1997, 17 of whom were located overseas, principally in Europe. The Company believes that its direct sales organization will enable the Company to enhance its selling efforts, particularly for higher-priced, more complex products. For example, due to the anticipated higher average sales price and requirement for greater technical field support, the Company's Logic Works ModelMart and Logic Works Universal Directory products, require a longer and more sophisticated sales process directed to more senior decision makers than its single seat license products. In addition, the Company is utilizing its field sales force and telesales force to increase sales to existing customers, as well as to expand its customer base.

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

INTERNATIONAL SALES. The Company derived approximately $12.2 million, $9.1 million and $6.9 million or approximately 24.1%, 21.4%, and 22.5% of its total revenues, from international customers in 1997, 1996 and 1995, respectively. The Company believes that international sales present a significant opportunity and will continue to increase as a percentage of total revenues. The Company has a direct field sales force in Europe, which is now headquartered in the United Kingdom, with additional field offices in Germany, France and Australia. In countries in which the Company has no direct presence, channel sales, principally through distributors, comprise the majority of international sales and in Japan represent all sales of the Company's products.

The Company expects to hire additional sales and marketing personnel and to increase its promotional and advertising expenditures in 1998. As a result, the Company's sales and marketing expenses will increase in absolute dollar amounts.

PRODUCT DEVELOPMENT

         Since its inception, the Company has made substantial investments in research and development. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. The Company plans to introduce and market new products and new versions and enhancements to its existing products in 1998. Although the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and/or products from third parties or consultants.

         The client/server software market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance its current products, to develop and introduce new products that respond to evolving customer requirements and to keep pace with technological developments and emerging industry standards, such as new operating systems, hardware platforms, application development methodologies, user interfaces, database software and third party application development tools. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company for technological or other reasons to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

         As of December 31, 1997, the Company's research and development staff consisted of 69 employees. The Company's total expenses for research and development for 1997, 1996 and 1995 were $7.2 million, $6.0 million and $4.0 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. As a result, the Company's research and development expenses will increase in absolute dollar amounts. To date, the Company's development efforts have not resulted in any significant capitalized software development costs.

COMPETITION

         The client/server software market is intensely competitive and rapidly changing. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, ease of use, performance, price, reliability, customer service and support, user preference to purchase software from a single vendor, sales and marketing efforts, and product distribution channels. The Company's competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including (i) database and application development tools vendors that offer their own tools, including Oracle and Sybase, (ii) CASE tool vendors, such as Popkin, Select Software Inc., Sterling, Cayenne and Intersolv, (iii) modeling tool vendors, such as CSA and Embarcadero and (iv) vendors that offer business process modeling tools, including Meta Software, Micrografx and Visio Corporation

         Many of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and established, extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. As is typical in the software industry, many of the Company's strategic partners are also competitors of the Company. The Company's products compete to a lesser degree with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server applications software market continues to develop and expand. The Company expects that vendors of application development tools will add and improve their database modeling functions over time and that, therefore, their products could become more competitive with the Company's products. The Company also expects that competition will increase as a result of software industry consolidations. The Company anticipates that its competitors may develop or acquire products that provide functionality that is similar to that provided by the Company's products and that such products may be offered at a significantly lower price or bundled with other products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

         As of December 31, 1997, the Company had 253 full-time employees, including 69 in research and development, 12 in the professional services group, 134 in sales and marketing, and 38 in finance and administration. The Company's employees are not covered by any collective bargaining agreements. The Company believes that relations with its employees are good.

PROPOSED MERGER

On March 14, 1998, the Company and PLATINUM TECHNOLOGY, INC. ("PLATINUM") executed a definitive merger agreement (the "Merger Agreement") pursuant to which PLATINUM will acquire the Company. PLATINUM is a provider of software and services that help information technology organizations manage and improve the information technology infrastructure. It is expected that the acquisition - which is anticipated to be consummated in mid 1998 - will qualify as a tax-free reorganization and be accounted for as a pooling of interest. This acquisition, which has been approved by the Board of Directors of both companies, is subject to the filing of a registration statement with the Securities and Exchange Commission, the approval of the stockholders of the Company and customary legal and regulatory conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Proposed Merger".

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

POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY. The Company has experienced, and may in the future experience, significant quarter to quarter fluctuations in its results of operations. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including demand for the Company's products, the timing of introduction of new products and product enhancements by the Company or its competitors, market acceptance of new products, the mix of direct and indirect sales, the mix of license fee and services revenue, the mix of products within license fee revenue, the mix of maintenance, training and consulting services within services revenue, the geographic mix of revenue, the nature and timing of significant marketing and joint marketing programs, the number and timing of new hires, competitive conditions in the industry, foreign currency exchange rate fluctuations and general economic conditions. The Company has historically recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of the quarter. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in the last month and last week of that quarter. The Company's revenues are difficult to forecast because of the Company's relatively short historic sales cycle, the reliance on customer-initiated inquiries for a substantial portion of the Company's telesales, variations in the size, type and purchasing procedures of the Company's customers, the use of indirect distribution channels that place orders on an as-needed basis and the Company's limited backlog. A high percentage of the Company's operating expenses is based primarily on planned product introductions and sales forecasts and the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfalls in revenues. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable in any future quarter. The Company has historically experienced increased demand for its products during the third quarter, due primarily to the purchasing patterns of United States Federal governmental agencies and increased demand in the fourth quarter, due to other customers' buying patterns and the effects of quarterly and annual sales performance quotas. Due to the foregoing factors, it is likely that in future quarters the Company's operating results may be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Company's Common Stock.

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

DEPENDENCE ON ERwin PRODUCT LINE. The ERwin line of products and related services accounted for approximately 78.3%, 78.9% and 89.5% of the Company's license revenues in 1997, 1996 and 1995, respectively. These products and services are expected to continue to account for the majority of the Company's revenues for the foreseeable future. Accordingly, the Company's future results of operations will depend, in part, on achieving broader market acceptance of ERwin and related services. Customer acceptance of ERwin will also depend on the Company's ability to preserve its open architecture by continuing to support leading relational database management systems, client-side application development tools and other modeling tools. This multi-vendor support may place a significant strain on the development resources of the Company. Failure to provide support for databases and tools that achieve broad market acceptance may materially and adversely affect sales of ERwin. A reduction in demand or increase in competition in the market for its ERwin line of products and related services, or decline in sales of such products and services, would have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS ASSOCIATED WITH THE MARKET ACCEPTANCE OF LOGIC WORKS MODELMART. In March of 1996, the Company introduced Logic Works ModelMart, which serves as a repository of ERwin data models. While this new product has accounted for 10.0% of total license revenues for the year ended December 31, 1997, there can be no assurance that the Company will be successful in achieving increasing market acceptance for Logic Works ModelMart. This product has resulted in higher average order sizes than the Company's existing single use license products and represents for its users a commitment to a model-driven development approach at the workgroup or enterprise level rather than the individual developer level. The Company believes that, due to the anticipated higher average order sizes and increased sophistication, this product requires a longer and more involved sales process, purchase decisions to be made at a higher management level and greater technical field support than its existing products. There can be no assurance that the Company's direct sales force will be successful in marketing this product at a level that offsets the costs of a direct field sales force. The Company's business and results of operations and financial condition would be materially and adversely affected if Logic Works ModelMart fails to achieve market acceptance or if the direct field sales force is unable to generate significant sales of this product.

 RISKS ASSOCIATED WITH THE MARKET ACCEPTANCE OF LOGIC WORKS UNIVERSAL DIRECTORY. The Company introduced Logic Works Universal Directory in February of 1997, which is anticipated to result in significantly higher average order sizes than the Company's existing single user license products and represents for its users a commitment to the data warehouse market. The Company believes that, due to the anticipated higher average order sizes and increased sophistication, as with Logic Works ModelMart, this product will require a longer and more involved sales process, purchase decisions to be made at a higher management level and greater technical field support than its existing products. There can be no assurance that the Company's direct sales force will be successful in marketing this product at a level that offsets the costs of a direct field sales force. Since the Company's future growth is based, in large part, on the success of this product, the Company's business, results of operations and financial condition would be materially and adversely affected if Logic Works Universal Directory fails to achieve market acceptance or if the direct field sales force is unable to generate significant sales of this product. See "Business - Products."

EVOLVING MARKET FOR MODEL-DRIVEN DEVELOPMENT TOOLS. The market for client/server database design tools is subject to frequent and continuing changes in customer preferences and technology. The adoption of the Company's products requires acceptance and a commitment to a model-driven development approach and the use of the IDEF1X notation for data modeling or Information Engineering (IE). Although the IDEF1X notation is part of the Federal Information Processing Standard, other competing modeling notations exist that have been widely accepted, including MERISE and object-oriented notations. The use of the IDEF1X notation may require end-users who have adopted other notations to invest in training to make effective use of the Company's products. To date, many customers have only ordered limited numbers of copies of the Company's software and have not yet fully deployed the software in their application development efforts. There can be no assurance as to the rate of adoption of client/server technology and model-driven development tools or that the Company's products will achieve market acceptance among organizations that adopt client/server systems.

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

RISKS ASSOCIATED WITH INTERNATIONAL CUSTOMERS AND OPERATIONS. The Company derived approximately $12.2 million, $9.1 million, and $6.9 million, or 24.1%, 21.4% and 22.5% of its total revenues, from international customers in 1997, 1996 and 1995, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues. The Company believes that its continued growth will require expansion of its sales in foreign markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. Since certain international markets have adopted MERISE or other modeling notations which are different from the IDEF1X standard used by the Company's products, acceptance of the Company's products in certain international markets may require the customer to adopt a new modeling standard. In addition, acceptance of the Company's products in certain international markets has required, and may in the future require, extensive, time-consuming and costly modifications to the Company's products to localize the products for use in particular markets. There can be no assurance that the Company will be able to achieve market acceptance of its products in international markets or maintain or increase international market demand for its products and services. To date, the majority of the Company's international license fees and services revenue have been denominated in United States dollars. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. The Company does not currently hedge its exposure to foreign currency fluctuations. The Company anticipates that, in the future, an increasing proportion of the Company's sales will be denominated in foreign currencies. In such event, foreign currency translations may contribute to significant fluctuations in the Company's results of operations and the Company may enter into hedging transactions to mitigate the effects of future exchange rate variations. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.

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

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in Princeton, New Jersey in leased facilities consisting of 70,155 square feet under a lease expiring in 2005. The Company leases additional facilities and offices, including facilities located in the Atlanta, Chicago, Austin, San Francisco, Toronto and Washington, D.C. metropolitan areas. The Company also leases international sales and support offices outside of North America in Sydney, Australia; London, England; and Hamburg, Germany. While the Company believes that its facilities are adequate for its present needs, the Company is continually reviewing its needs and may add facilities in the future. The Company believes that additional space would be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not subject to any lawsuits or other claims which, in the opinion of management, based upon consultation with legal counsel, could have a material adverse effect on the Company's business, financial condition, and/or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a) A Special Meeting of Stockholders of the Company was held on October 30, 1997.

         (b)   The motions before stockholders were:

                  1. To approve an amendment to the Company's Employee Stock Purchase Plan which will (i) increase the maximum number of shares of Common Stock authorized for issuance over the term of the Purchase Plan by 500,000 shares, (ii) provide that a new twenty-four (24) month offering period will begin in the event that the fair market value of the Common Stock on any semi-annual purchase date within an offering period is less than the fair market value of the Common Stock on the start date of such offering period and (iii) amend the stockholder approval provisions consistent with recent amendments to Rule 16b-3 of the Securities Exchange Commission which exempt certain officer and director transactions under the Purchase Plan from the short-swing liability provisions of the Federal securities laws.

                      Votes For          6,108,823
                      Votes Against        132,839
                      Abstentions           16,669

                  2. To approve an amendment to the 1995 Stock Option/Stock Issuance Plan to, among other things, effect an increase of the number of shares of Common Stock of the Company available for issuance by 1,000,000 shares.

                      Votes For          5,379,648
                      Votes Against        863,316
                      Abstentions           15,367

                                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

STOCKHOLDER INFORMATION

TRANSFER AGENT

American Stock Transfer
40 Wall Street
New York, NY 10005

MARKET INFORMATION

The Company's Common Stock began public trading over-the-counter on October 17, 1995 under The Nasdaq National Market symbol, LGWX.

The high and low closing prices of the Company's Common Stock on The Nasdaq National Market during 1997 and 1996 were:

QUARTER ENDED:                      HIGH          LOW
December 31, 1997                 $12.75        $7.94
September 30, 1997                  9.88         5.81
June 30, 1997                       7.00         4.88
March 31, 1997                      8.13         5.50

December 31, 1996                   8.63         5.50
September 30, 1996                 13.00         7.75
June 30, 1996                      21.25        12.00
March 31, 1996                     18.50        11.25

DIVIDENDS

The Company has not declared or paid dividends on its Common Stock. While future dividend payments are at the discretion of the Board of Directors, the Company is growth-oriented and there is no present intention to pay a cash dividend on its Common Stock.

COMMON STOCKHOLDERS OF RECORD

At December 31, 1997, the Company estimates that there were approximately 7,500 stockholders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
(In thousands, except per share amounts)


YEAR ENDED DECEMBER 31,                    1997        1996        1995        1994       1993
-----------------------               --------------------------------------------------------
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA
License fees                          $  37,161   $  33,017   $  25,255   $  11,639   $  3,855
Maintenance & service fees               13,353       9,523       5,433       1,663        370
Total revenues                           50,514      42,540      30,688      13,302      4,225
Operating income (loss)                   6,017     (4,796)       2,152       1,161        678
Net income (loss)                         4,606     (3,062)       1,407         701        413
Diluted earnings (loss) per
  common share                        $    0.36   $  (0.27)   $    0.14   $    0.07   $   0.05
Shares used in per share computation*    12,859      11,335      10,373       9,721      7,716

CONSOLIDATED BALANCE SHEET DATA

Working capital                       $  37,168   $  28,297   $  30,896   $   1,300   $  1,647
Total assets                             59,450      48,369      43,891       6,551      2,923
Total debt                                    -           -           -           -          -
Redeemable preferred stock                    -           -           -       1,801      1,709
Total stockholders' equity            $  43,298   $  34,315   $  33,517   $   1,010   $    131


* For an explanation of the number of shares used to compute diluted earnings
(loss) per share, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties. Such statements are only predictions and actual events or results may differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Business Considerations in Item 1 as well as those discussed in this section and elsewhere in this Annual Report.

OVERVIEW

Logic Works was founded in 1988 to develop, market and support modeling and design solutions. The Company commenced commercial shipments of its ERwin software in 1990. Since inception, a majority of the Company's revenues have been derived from licenses for ERwin and related maintenance and support, training and consulting. The Company currently expects that ERwin-related revenues will continue to account for a substantial portion of the Company's revenues for the foreseeable future and, as such, the Company's future operating results are still dependent upon the continued market acceptance of ERwin and related enhancements.

         In 1997, the Company made significant strides in addressing the needs of enterprise accounts by utilizing a solution sales approach highlighting the benefits of a focused and integrated software solution. During 1997, total revenues increased $8.0 million, or 18.8%, to $50.5 million from $42.5 million in 1996. The Company's growth rate accelerated in the second half of 1997 to 30% over the year earlier amounts due to an increase in sales personnel and by improved sales productivity resulting from an increased penetration into the Company's targeted enterprise accounts. The increased revenue levels and productivity, in addition to certain cost cutting measures implemented during the fourth quarter of 1996, resulted in improved profitability as earnings rose to $0.36 per share in 1997 from a loss of $0.27 in 1996. Revenues from the international sector increased to 24.1% of total revenue in 1997 from 21.4% of total revenue in 1996. Management believes that the mix of revenues contributed from international markets will continue to increase in 1998.

         Since inception, the Company has invested significant resources in developing its client/server database software, as well as building its sales and marketing organizations. As a result, the Company's operating expenses have increased in absolute dollar amounts since inception. The Company expects to hire additional research and development, sales and marketing personnel and to increase its promotional and advertising expenditures in 1998.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

                                       YEAR ENDED DECEMBER 31,
                                    1997         1996         1995
---------------------------------------------------------------------
PERCENTAGES OF REVENUES:
Revenues:
   License fees                     73.6%        77.6%        82.3%
   Maintenance & service fees       26.4         22.4         17.7
---------------------------------------------------------------------
   Total revenues                  100.0        100.0        100.0
---------------------------------------------------------------------

Cost of revenues:
   License fees                      5.6          5.4          6.9
   Maintenance & service fees        6.9          8.9          9.1
---------------------------------------------------------------------
   Total cost of revenues           12.5         14.3         16.0
---------------------------------------------------------------------
Gross margin                        87.5         85.7         84.0
---------------------------------------------------------------------
Operating expenses:
   Sales and marketing             49.2         56.5         53.4
   Research and development        14.2         14.2         12.9
   General and administrative      12.2         14.0         10.7
   Acquired In-process research
     & development                 -             2.3         -
    Special charges                -             9.9         -
---------------------------------------------------------------------
   Total operating expenses        75.6         96.9         77.0
---------------------------------------------------------------------
Operating income (loss)            11.9        (11.2)         7.0
---------------------------------------------------------------------
Other income, net                   2.7          2.2          0.4
---------------------------------------------------------------------
Income (loss) before
income taxes                       14.6         (9.0)         7.4
---------------------------------------------------------------------
Income tax provision (benefit)      5.5         (1.9)         2.8
---------------------------------------------------------------------
Net income (loss)                   9.1%        (7.1)%        4.6%
=====================================================================

GROSS MARGINS:

Gross margin on license fees       92.4%        93.0%        91.6%
Gross margin on maintenance &
service fees                       73.9%        60.1%        48.5%

TOTAL REVENUES. The Company's revenues are derived from two sources: license fees and maintenance and service fees. Total revenues increased 18.8% to $50.5 million in 1997 from $42.5 million in 1996 and increased 38.4% in 1996 from $30.7 million in 1995. North American revenues (including Canada) increased 14.7% to $38.3 million in 1997 from $33.4 million in 1996 and increased 40.3% in 1996 from $23.8 million in 1995. The Company derived approximately $12.2 million, $9.1 million and $6.9 million, or 24.1%, 21.4% and 22.5% of its total revenues from international customers in 1997, 1996 and 1995, respectively. To date, the majority of the Company's international license fees and maintenance and service fees have been denominated in U. S. dollars and, accordingly, the Company has not hedged its exposure to foreign currency fluctuations. During the fourth quarter of 1997, the U.S. dollar strengthened against certain major international currencies. The Company believes that the strengthening of the U.S. dollar against international currencies will not have a material adverse effect on consolidated revenues. The Company believes it has adequate revenue and accounts receivable reserves in total and specifically for this sector of business. The Company anticipates that, in the future, an increasing proportion of the Company's sales will be from the international sector. In such event, an increasingly significant portion of the Company's revenues will be subject to the risks inherent in international operations. These risks include, but are not limited to, unexpected changes in regulatory requirements, tariffs and other barriers, and potentially adverse tax consequences.

LICENSE FEES. License fees include revenues from software licensed either directly from the Company or through value added resellers, dealers or distributors, and from the resale of third party software. License fees increased 12.7% to $37.2 million in 1997 from $33.0 million in 1996 and increased 30.4% in 1996 from $25.3 million in 1995. These increases resulted from increased market acceptance of the Company's products, primarily ERwin, which was stimulated by the Company's sales and marketing activities, including the expansion of the Company's direct and indirect distribution channels. The ERwin product line accounted for 78.3%, 78.9% and 89.5% of the Company's license fees for 1997, 1996 and 1995, respectively. The Company anticipates that this product will continue to generate increased license fee revenue in absolute dollars, but not as a percentage of license fees in the future. In 1996, the Company introduced ModelMart, a workgroup model management tool, which accounted for 10.0% of license fees in 1997 and 9.0% of license fees in 1996. The Company anticipates that ModelMart will account for a larger percentage of license fees in the future. The remainder of the license fees were received primarily from licenses of BPwin and Universal Directory, the Company's information directory product that enables users to index, search and publish the information stored in their data warehouse/datamart which began shipping in March, 1997.

COST OF LICENSE FEES. Cost of license fees consists primarily of the costs of product media, duplication, manuals and shipping for software licensed to the Company's customers. Cost of license fees as a percentage of license fee revenues was 7.6%, 7.0% and 8.4% for the years ended 1997, 1996 and 1995 respectively. The dollar increase in the cost of license fees reflects the growth in license fees during the periods presented. The percentage increase in the cost of license fees as a percentage of license fees in 1997 is primarily the result of the redesign of the packaging of all the Company's products to create a unified brand image of the product suite. The decrease in the cost of license fees as a percentage of license fees in 1996 resulted from the termination of an agreement with Sybase Corp.'s ("Sybase") Powersoft Unit in August, 1995 which had permitted the Company to sell Powersoft's PowerBuilder product as part of an ERwin/PowerBuilder bundled product. Cost of license fees during 1995 included the cost of purchasing PowerBuilder from Sybase for inclusion in the bundle. The Company anticipates entering into, from time to time, other arrangements under which the Company will resell third party products which could, result in future increases in costs of license fees.

MAINTENANCE & SERVICE FEES. Maintenance and service fees increased 41.1% to $13.4 million in 1997 from $9.5 million in 1996 and increased 75.9% in 1996 from $5.4 million in 1995. The growth in maintenance and service fees during the periods presented was primarily the result of increased maintenance fees as a result of a targeted effort from the sales force to increase the renewal rate on maintenance agreements.

COST OF MAINTENANCE & SERVICE FEES. Cost of maintenance and service fees consists primarily of personnel and related costs for training, consulting and payments to third party service providers. Cost of maintenance and services also reflects the costs of customer support as well as costs associated with product media, duplication, manuals and shipping product upgrades to customers who have subscribed to the Company's maintenance plans. Cost of maintenance and service fees as a percentage of maintenance and service fee revenues was 26.1%, 39.9% and 51.5% for the years ended 1997, 1996 and 1995, respectively. The percentage decrease in cost for these periods is the result of a larger increase in maintenance fees which has a lower cost than training and consulting services. Training and consulting fees generate lower margins than maintenance fees because of the labor intensive nature of training and consulting. In 1998, the Company believes that the cost of services as a percentage of maintenance and service fees will likely increase as revenues from training and consulting services become a larger percentage of maintenance and service fees.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses increased to $24.9 million in 1997 from $24.0 million in 1996 and from $16.4 million in 1995 and represented 49.2%, 56.5% and 53.4% of total revenues, respectively. The decrease in sales and marketing as a percentage of total revenues is attributable to an increased level of productivity from the Company's sales force in 1997. The 1997 dollar increase in sales and marketing reflects the continued expansion of its direct sales force. In March 1997, the Company also hosted its first International User Conference in New Orleans. The significant growth in the Company's sales and marketing expenses in 1996 and 1995 reflected the expansion of its direct field sales force and the establishment and development of its European sales and marketing staff. The dollar increase in sales and marketing during the periods presented also reflects increased advertising and promotional programs related to releases of extended versions of ERwin, ModelMart, BPwin and TESTBytes and releases of new products such as Universal Directory, in March 1997 and OR Compass, in December 1997. During each of the periods presented, the Company has increased the number of employees in its sales and marketing organization. The sales and marketing headcount was 134, 113, and 88 at December 31, 1997, 1996 and 1995, respectively.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of software engineering, personnel costs, software for development purposes and costs of outside consultants hired by the Company to assist in its product development efforts. Research and development expenses increased to $7.2 million in 1997 from $6.0 million in 1996 and from $4.0 million in 1995 and represented 14.2%, 14.2% and 12.9% of total revenues, respectively. The growth in research and development expenses during the periods presented was the result of the Company's ongoing development of extended versions of ERwin, BPwin, ModelMart and TESTBytes, the development of Universal Directory, and the continuation of its quality control and quality assurance programs. In addition, during 1997, the Company began developing a modeling tool that will enable the effective design, generation and maintenance of next generation object relational databases. This product, Logic Works OR Compass, began shipping in December 1997. Research and development expenses are generally charged to operations as they are incurred and have not been capitalized, since capitalizable costs have not been material.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts and outside professional fees. General and administrative expenses increased to $6.1 million in 1997 from $6.0 million in 1996 and from $3.3 million in 1995 and represented 12.2%, 14.0% and 10.7% of total revenues, respectively. The percentage decrease from 1996 to 1997 resulted from the Company's concerted effort to control costs and specifically general and administrative headcount. The increase in general and administrative expenses, from 1995 to 1996 related to the overall expansion of the Company's operations and facilities, including the relocation of its corporate office in February 1996.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. On September 30, 1996, the Company acquired the source code for TESTBytes, an automatic test data generation tool, from a privately-held software company. The total cost of the transaction, including acquisition costs, was approximately $1.6 million. Subsequent to an independent valuation, the Company recorded a charge of $1.0 million for the acquisition of in-process research and development, and acquisition costs in the quarter ended September 30, 1996.

SPECIAL CHARGES

RESTRUCTURING CHARGES. The Company implemented a strategic restructuring plan and recorded a restructuring charge of $2.2 million in the fourth quarter of 1996. The focus of the Company's restructuring plan was to streamline its operations by reducing operating expenses through workforce reductions, consolidating and reorganizing certain operations and writing off certain fixed assets and other assets whose value had diminished. The restructuring included the closing and moving of several offices and the termination of approximately 25 employees across all departments and around the world. All 25 employees were terminated during the fourth quarter of 1996. Of the total severance costs, $0.2 million and $0.8 million remained accrued at December 31, 1997 and 1996, respectively.

CHANGE IN ESTIMATE AND OTHER NONRECURRING EXPENSES. During the fourth quarter of 1996, the Company completed a review of its depreciation policy for computer equipment. The Company determined that, as a result of the change in its purchasing patterns, the competitive nature of its products, and the continued improvements in technology, the actual lives of computer equipment were shorter than the useful lives for depreciation purposes. Therefore, the Company changed the depreciable lives from five years to two years. The amount required to adjust asset values of computer equipment resulting from this change in accounting estimate was $0.8 million.

         The remaining $1.1 million of nonrecurring costs were the result of write-downs to net realizable value of certain assets whose value had diminished as a result of activities in the fourth quarter of 1996 and the write-off of excess lease costs at the Company's corporate headquarters.

INCOME TAXES. The Company recorded a tax provision at an effective rate of 37.4% in 1997 and 38.0% for 1995. The Company recorded a tax benefit at an effective tax rate of 21.0% for 1996. These effective tax rates were based on the federal and state statutory rates. See Note 6 of Notes to Consolidated Financial Statements.

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

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("FAS 131"), effective for years beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments in annual and interim financial statements. The adoption of FAS 131 will not affect results of operations or financial position, but may affect the Company's reporting of segment information. Management is currently evaluating the disclosure impact of FAS 131.

         In October 1997, the AICPA issued SOP 97-2, "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"), which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. The Company believes the impact of the SOP 97-2 will not materially affect results of operations or financial position.

IMPACT OF YEAR 2000. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company in its operations, that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the last eighteen months, the Company has implemented new financial, order processing and sales contact management software packages which are all Year 2000 compliant. As a result of the replacement of its information technology, the Company believes that it will not be required to further modify or replace significant portions of its software in order for its computer systems to function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that the Year 2000 Issue will not pose significant operational problems for its computer systems nor will it have a material impact on results of operations of the Company.

         The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no material exposure to contingencies related to the Year 2000 Issue for the products it sells and has sold.

PROPOSED MERGER. On March 14, 1998, the Company and PLATINUM TECHNOLOGY, INC. ("PLATINUM") announced the execution of a definitive merger agreement (the "Merger Agreement") pursuant to which PLATINUM will acquire the Company. Under the terms of the Merger Agreement, the Company will become a wholly-owned subsidiary of PLATINUM and PLATINUM will exchange 0.5769 of a share of PLATINUM common stock for each share of the Company's common stock. PLATINUM will also assume the Company's stock options which will convert into options to purchase PLATINUM common stock at the same exchange ratio. It is expected that the acquisition - anticipated to be completed in mid-1998 - will qualify as a tax-free reorganization and be accounted for as a pooling of interests. This acquisition is subject to the filing of a registration statement with the Securities and Exchange Commission, the approval of the stockholders of the Company and customary legal and regulatory conditions.

LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1997, the Company had cash and cash equivalents of $26.2 million and marketable securities of $12.2 million.

         The Company's operating activities provided cash of $10.1 million, $0.9 million, and $2.5 million in 1997, 1996 and 1995, respectively. Net cash provided during these periods consisted primarily of net income (loss) for the respective periods, increases in depreciation and amortization, accrued compensation and other accrued liabilities and deferred revenue, offset by increases in accounts receivable and other assets.

         Net cash and cash equivalents used in investing activities were $6.2 million, $2.6 million and $11.9 million in 1997, 1996 and 1995, respectively. Net cash used during these periods consisted primarily of purchases of marketable securities, the acquisition of TESTBytes assets, increased purchases of property and equipment resulting from the growing headcount, and the move of the Company's corporate headquarters from a 27,000 square foot facility to a 70,000 square foot facility in 1996. This activity is offset by the proceeds received from marketable securities which matured in 1997 and 1996.

         Net cash provided by financing activities was $1.9 million, $2.4 million, and $28.1 million in 1997, 1996, and 1995, respectively. Net cash provided during these periods included the initial public offering of the Company's Common Stock completed in October 1995, the exercising of options to purchase shares of the Company's Common Stock, borrowing and repayment of a term loan and line of credit and dividends paid on redeemable preferred stock.

         The Company believes that its existing cash balances together with cash flow from operations will be sufficient to meet its cash requirements through 1998.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-1 to F-17 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information in response to this item is incorporated herein by reference to "Election of Directors" in Logic Works, Inc.'s Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC").

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to "Executive Compensation" in the Company's Proxy Statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference to "Certain Transactions" in the Company's Proxy Statement to be filed with the SEC.

PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) The response to this portion of Item 14 is submitted as a separate section of this report.


   (2)  FINANCIAL STATEMENT SCHEDULE

   Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1997

   Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in Consolidated Financial Statements or notes thereto.

   (3)  EXHIBITS

NUMBER                                      DESCRIPTION

3.1*     Second Amended and Restated Certificate of Incorporation of the
         Registrant.
3.2*     Amended and Restated By-Laws of the Registrant.
4.1* See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining rights of holders of Common Stock of the Registrant.
10.1*    Series A Preferred Stock Purchase Agreement.
10.2*    1995 Stock Option/Stock Issuance Plan.
10.3*    1995 Employee Stock Purchase Plan.
10.4 Lease agreement, dated October 20, 1995, between the Registrant and West Windsor Associates L.P. Incorporated by reference to Exhibit 10.8 filed with the Company's Form 10K in March 1996.
10.5 Asset Purchase Agreement By and Among Logic Works Inc. and InfoStructures, Inc.
10.6#    Employment Agreement, dated April 21, 1997, between the Registrant and Benjamin C. Cohen.
21.1#    List of subsidiaries.
23.1#    Consent of Ernst & Young LLP.
27#      Financial Data Schedule

------------
#  Filed herewith.
* Incorporated by reference to Exhibits filed with the Company's Registration Statement on Form S-1 File No. 33-96134.

(b)  REPORTS ON FORM 8-K

None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

LOGIC WORKS, INC.

By:  /s/ Gregory A. Peters                                        March 27, 1998
     --------------------------------------------
     Gregory A. Peters, Chief Executive Officer,
     President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            SIGNATURE                                 DATE

By:  /s/ Gregory A. Peters                                       March 27, 1998
     ---------------------------------------------------------
     Gregory A. Peters, Chief Executive Officer, President and
     Director (Principal Executive Officer)

By:  /s/ Gregory A. Peters                                       March 27, 1998
     ---------------------------------------------------------
     Gregory A. Peters, Chief Financial
     Officer (Principal Financial Officer)

By:  /s/ Kenneth W. Zeng                                         March 27, 1998
     ---------------------------------------------------------
     Kenneth W. Zeng, Controller (Principal Accounting Officer)

By:  /s/ Benjamin C. Cohen                                       March 27, 1998
     ---------------------------------------------------------
     Benjamin C. Cohen, Chairman of the Board

By:  /s/ Paul E. Blondin                                         March 27, 1998
     ---------------------------------------------------------
     Paul E. Blondin, Director

By:  /s/ Charles Federman                                        March 27, 1998
     ---------------------------------------------------------
     Charles Federman, Director

By:  /s/ Richard A. Hosley,II                                    March 27, 1998
     ---------------------------------------------------------
     Richard A. Hosley, II, Director

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

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Logic Works, Inc.

We have audited the accompanying consolidated balance sheets of Logic Works, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flow for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logic Works, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         Ernst & Young LLP

Princeton, New Jersey
February 10, 1998,
except for Note 14, as to which the date is March 14, 1998

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)


                                                          DECEMBER 31,
                                                        1997        1996
--------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                          $ 26,186    $ 20,385
   Marketable securities                                12,188       8,109
   Accounts receivable (less allowance for              11,211      10,182
    doubtful accounts and sales returns of $2,317
    and $1,948 in 1997 and 1996, respectively)
   Prepaid expenses                                        514         620
   Other current assets                                    581         349
   Deferred taxes                                        2,640       2,706
--------------------------------------------------------------------------
    Total current assets                              $ 53,320    $ 42,351
Property and equipment, net                              4,305       3,761
Purchased software, net                                    496         594
Due from officer                                           250         250
Deferred taxes                                             913         646
Other assets                                               166         767
--------------------------------------------------------------------------
Total Assets                                          $ 59,450    $ 48,369
==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $  1,923    $  2,394
   Accrued compensation and related liabilities          2,574       2,014
   Accrued restructuring charges                           247       1,151
   Other accrued liabilities                             4,135       3,173
   Deferred revenue                                      6,806       5,296
   Income taxes payable                                    467          26
--------------------------------------------------------------------------
Total current liabilities                               16,152      14,054
Stockholders' equity:
   Preferred stock Series B, $0.01 par value;                -           -
    2,000,000 authorized, none outstanding
   Common stock, $0.01 par value; 35,000,000               126         117
    shares authorized, 12,605,398 and 11,689,336
    shares issued in 1997 and 1996, respectively
   Additional paid-in capital                           39,647      35,263
   Notes receivable from officers                          (25)        (25)
   Retained earnings (deficit)                           3,790        (816)
   Cumulative foreign currency translation                  39          55
    adjustment
   Common stock held in treasury - at cost;
    77,625 shares outstanding at December 31, 1997
    and 1996, respectively.                               (279)       (279)
--------------------------------------------------------------------------
Total stockholders' equity                              43,298      34,315
--------------------------------------------------------------------------
Total liabilities and stockholders' equity            $ 59,450    $ 48,369
==========================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

                                                         YEAR ENDED DECEMBER 31,
                                                      1997        1996        1995
------------------------------------------------------------------------------------
REVENUES:
   License fees                                    $  37,161   $  33,017   $  25,255
   Maintenance & service fees                         13,353       9,523       5,433
------------------------------------------------------------------------------------
      Total revenues                                  50,514      42,540      30,688
------------------------------------------------------------------------------------
Costs of revenues:
   Cost of license fees                                2,843       2,306       2,125
   Cost of maintenance & service fees                  3,490       3,801       2,796
------------------------------------------------------------------------------------
      Total costs of revenues                          6,333       6,107       4,921
------------------------------------------------------------------------------------
Gross margin                                          44,181      36,433      25,767

OPERATING EXPENSES:
   Sales and marketing                                24,864      24,049      16,376
   Research and development                            7,154       6,031       3,954
   General and administrative                          6,146       5,973       3,285
   Acquired In-process research development                -         995           -
   Special charges                                         -       4,181           -
------------------------------------------------------------------------------------
      Total operating expenses                        38,164      41,229      23,615
------------------------------------------------------------------------------------
Operating income (loss)                                6,017      (4,796)      2,152
Interest and other expense                              (308)       (361)       (194)
Interest and other income                              1,654       1,277         315
------------------------------------------------------------------------------------
Income (loss) before income taxes                      7,363      (3,880)      2,273
Income tax provision (benefit)                         2,757        (818)        866
------------------------------------------------------------------------------------
Net income (loss)                                      4,606      (3,062)      1,407
Less: Preferred stock cash dividends                       -           -          79
      Accretion of preferred stock redemption
       requirement                                         -           -          17
------------------------------------------------------------------------------------
Net income (loss) applicable to common shares      $   4,606   $  (3,062)   $  1,311
====================================================================================
Net income (loss) per common share:
   Basic                                           $    0.38   $   (0.27)   $   0.15
====================================================================================
   Diluted                                         $    0.36   $   (0.27)   $   0.14
====================================================================================
Weighted average common and common equivalent
   shares outstanding:
   Basic                                              12,125      11,335       8,595
====================================================================================
   Diluted                                            12,859      11,335      10,373
====================================================================================

See acompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

                                                         YEAR ENDED DECEMBER 31,
                                                      1997        1996        1995
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $   4,606   $  (3,062)   $  1,407
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
   Depreciation and amortization                       1,963       2,123         616
   Compensation element of common
     stock, warrants and stock option grants             100         271         438
   Acquired in-process research and development          -           995         -
   Changes in operating assets and liabilities:
      (Increase) in accounts receivable, net          (1,029)     (2,193)     (4,533)
      (Increase) in prepaid expenses and other
         current assets                                 (127)        (59)       (392)
      (Increase) decrease in other assets                275        (136)        117
      Increase (decrease) in accounts payable           (471)       (189)      1,389
      Increase (decrease) in restructuring charge       (516)      1,151         -
      Increase in accrued compensation and all
         other accrued liabilities                     1,522       2,027       1,624
      Increase in deferred revenue                     1,510       2,216       1,635
      Increase in income taxes payable                 2,481         397         925
      Changes in deferred taxes, net                    (201)     (2,605)       (748)
------------------------------------------------------------------------------------
Net cash provided by operating activities             10,113         936       2,478
------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                    (1,848)     (3,387)     (1,564)
Acquisition of TESTBytes                                 -        (1,075)        -
Purchase of marketable securities                    (19,773)    (11,428)    (10,217)
Proceeds from sale of marketable securities           15,693      13,537         -
Other                                                   (233)       (289)        (93)
------------------------------------------------------------------------------------
Net cash used in investing activities                 (6,161)     (2,642)    (11,874)
------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering                    -           -        27,908
Proceeds from exercise of options and warrants         1,865       1,988         769
Dividends paid                                           -           -          (179)
Repayments from loans to officers                        -           681         -
Loans to officers                                        -          (250)       (421)
Borrowings from bank                                     -           -           950
Repayments to bank                                       -           -          (950)
------------------------------------------------------------------------------------
Net cash provided by financing activities              1,865       2,419      28,077
------------------------------------------------------------------------------------

Effect of foreign exchange rate on cash                  (16)         44          11
------------------------------------------------------------------------------------

Net increase in cash and cash equivalents              5,801         757      18,692
Cash and cash equivalents at beginning of period      20,385      19,628         936
------------------------------------------------------------------------------------
Cash and cash equivalents at end of period         $  26,186   $  20,385    $ 19,628
====================================================================================
Supplemental disclosure of cash flow information
Cash paid during the period for interest           $      23   $     -      $     38
Cash paid during the period for income taxes       $   1,514   $   1,463    $    134


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)

                                                        Common Stock                                                  Retained
                                                     ----------------------  Additional    Notes                      Earnings
                                                      Number of               Paid-in    Receivable      Deferred   (Accumulated
                                                        Shares      Amount    Capital   from Officers  Compensation    Deficit)
                                                     ----------------------------------------------------------------------------
Balance at January 1, 1995                            5,845,544     $   58    $   642     $     -     $       (175)  $     935

Stock options expense                                                             278
Issuance of common shares                             3,074,000         31     28,228
Conversion of redeemable preferred stock              2,400,000         24      1,694
Stock options exercised                                 316,332          3      1,077                          (97)
Tax benefit from stock options exercised                                          352
Note receivable from officer                                                                 (565)
Amortization of deferred compensation                                                                          160
Retirement of treasury stock                           (600,000)        (6)      (444)
Foreign currency translation adjustments
Net income                                                                                                               1,407
Dividends and accretion of Series A Preferred Stock                                                                        (96)
                                                     ----------------------------------------------------------------------------
Balance at December 31, 1995                         11,035,876        110     31,827        (565)            (112)      2,246

Stock options expense                                                             209
ESPP shares issued                                      137,915          2        934
Stock options exercised                                 515,545          5      1,047
Tax benefit from stock options exercised                                        1,297
Purchase of treasury stock                                                        (51)        279               51
Repayment note receivable from officer                                                        261
Deferred compensation expense                                                                                   61
Foreign currency translation adjustments
Net loss                                                                                                                (3,062)
                                                     ----------------------------------------------------------------------------
Balance at December 31, 1996                         11,689,336        117     35,263         (25)               -        (816)

Stock options expense                                                             100
ESPP shares issued                                      119,954          1        686
Stock options exercised                                 796,108          8      1,558
Tax benefit from stock options exercised                                        2,040
Foreign currency translation adjustments
Net income                                                                                                               4,606
                                                     ----------------------------------------------------------------------------
Balance at December 31, 1997                         12,605,398      $ 126    $39,647     $   (25)          $    -     $ 3,790
                                                     ============================================================================

                                                                       Treasury Stock
                                                      Cumulative      --------------------         Total
                                                      Translation     Number of                 Stockholders'
                                                      Adjustments      Shares       Amount         Equity
                                                     --------------------------------------------------------
Balance at January 1, 1995                              $    -         600,000      $   (450)   $  1,010

Stock options expense                                                                                278
Issuance of common shares                                                                         28,259
Conversion of redeemable preferred stock                                                           1,718
Stock options exercised                                                                              983
Tax benefit from stock options exercised                                                             352
Note receivable from officer                                                                        (565)
Amortization of deferred compensation                                                                160
Retirement of treasury stock                                          (600,000)          450           -
Foreign currency translation adjustments                    11                                        11
Net income                                                                                         1,407
Dividends and accretion of Series A Preferred Stock                                                  (96)
                                                     --------------------------------------------------------
Balance at December 31, 1995                                11               -             -      33,517

Stock options expense                                                                                209
ESPP shares issued                                                                                   936
Stock options exercised                                                                            1,052
Tax benefit from stock options exercised                                                           1,297
Purchase of treasury stock                                              77,625          (279)          -
Repayment note receivable from officer                                                               261
Deferred compensation expense                                                                         61
Foreign currency translation adjustments                    44                                        44
Net loss                                                                                          (3,062)
                                                     --------------------------------------------------------
Balance at December 31, 1996                                55          77,625          (279)     34,315

Stock options expense                                                                                100
ESPP shares issued                                                                                   687
Stock options exercised                                                                            1,566
Tax benefit from stock options exercised                                                           2,040
Foreign currency translation adjustments                   (16)                                      (16)
Net income                                                                                         4,606
                                                     --------------------------------------------------------
Balance at December 31, 1997                            $   39       $  77,625        $ (279)   $ 43,298
                                                     ========================================================

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1. BUSINESS

Logic Works, Inc. (the "Company") is a leading provider of modeling and design solutions. These solutions cover client/server database design, data warehouse and business process re-engineering software. The Company was incorporated in Delaware in 1985 and operates in one industry segment. The Company has subsidiaries in Australia, Canada, England, Germany and France to further broaden its global market. The Company markets its products worldwide primarily through direct and indirect sales and marketing channels.

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

CREDIT RISK

Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers and their broad dispersion across many industries and geographic areas. No customer accounted for more than 10% of the Company's total revenues in 1997, 1996 or 1995.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation or amortization. For financial statement purposes, depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from two to seven years (see Note 11). Accelerated methods are used for income tax reporting purposes over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are amortized over the shorter of (i) the useful life of the improvement or (ii) the term of the related lease.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange in effect at year-end and revenues and expenses are translated at the weighted average exchange rates during the year. Translation adjustments are reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the accompanying consolidated statements of operations and are not material for the years presented.

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

In October 1997, the AICPA issued SOP 97-2, SOFTWARE REVENUE RECOGNITION ("SOP 97-2"), which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. The Company believes the impact of the SOP 97-2 will not materially affect results of operations or financial position.

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price generally equal to the fair value of the shares on the date of the grant. As permitted by Statement of Financial Accounting Standards No. 123, ("FAS 123") ACCOUNTING AND DISCLOSURE OF STOCK BASED COMPENSATION, the Company has elected to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, ("APB 25") ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and accordingly, recognizes no compensation expense for these stock option grants. The Company has from time to time granted options to certain employees at exercise prices less than the estimated fair value of the Common Stock at the time of grant, and has recognized as compensation expense the excess of the deemed value for accounting purposes of the Common Stock issuable upon the exercise of such options over the exercise price of such options. The compensation expense is amortized ratably over the period from the date of grant through the earliest possible vesting date.

RESEARCH AND DEVELOPMENT

Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been immaterial. Purchased software is capitalized and amortized over three years. Amortization charges are included in cost of licenses. Accumulated amortization at December 31, 1997, 1996 and 1995 was $567, $249 and $108, respectively.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred $1,517, $1,174, and $1,047 in advertising costs during 1997, 1996 and 1995, respectively.

PER SHARE AMOUNTS

In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, ("FAS 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For periods prior to August 23, 1995, such computations have been adjusted to reflect as outstanding, using the treasury stock method, all common and common equivalent shares issued during the twelve month period preceding August 23, 1995, the date of the Company's initial filing of its Registration Statement on Form S-1 with the Securities and Exchange Commission, as if they were outstanding for all periods presented (see Note 5). All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements.

DIVIDENDS

The Company has not paid cash dividends on its Common Stock and presently intends to reinvest retained earnings to support future expansion of the business.

RECLASSIFICATIONS

Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 presentation.

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

The following is a summary of available-for-sale securities:

                                         AVAILABLE-FOR-SALE SECURITIES
-------------------------------------------------------------------------
                                               GROSS      GROSS ESTIMATED
                                          UNREALIZED UNREALIZED      FAIR
                                     COST      GAINS   (LOSSES)     VALUE
-------------------------------------------------------------------------
DECEMBER 31, 1997

U.S. Treasury securities           $1,824        $23       $  -    $1,847
U.S. corporate debt securities      1,396          -        (5)     1,391
Municipal securities                8,950          -          -     8,950
-------------------------------------------------------------------------
Total marketable securities       $12,170        $23       $(5)   $12,188
=========================================================================

DECEMBER 31, 1996

U.S. Treasury securities           $1,338        $22       $  -    $1,360
U.S. corporate debt securities        948          -        (3)       945
Municipal securities                5,802          2          -     5,804
-------------------------------------------------------------------------
Total marketable securities        $8,088        $24       $(3)    $8,109
=========================================================================

All available-for-sale debt securities have maturity dates ranging from three to twelve months.

4. FIXED ASSETS

Fixed assets consist of the following:

                                                          DECEMBER 31,
                                                         1997     1996
--------------------------------------------------------------------------
Computer Equipment                                    $  2,775   $  2,133
Office furniture and equipment                           1,152      1,087
Software                                                 1,909      1,033
Other equipment                                            654        589
Leasehold improvements                                   1,765      1,565
--------------------------------------------------------------------------
      Total                                              8,255      6,407
Less: Accumulated depreciation and amortization         (3,950)    (2,646)
--------------------------------------------------------------------------
Property and equipment, net                           $  4,305   $  3,761
==========================================================================

5. STOCKHOLDERS' EQUITY

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

TREASURY STOCK

In May 1996, the Company reacquired 77,625 shares of its Common Stock in exchange for reduction of a note receivable from a stockholder at a total cost of $279. This transaction was accounted for under the cost method. In June 1995, the Company retired 600,000 shares of previously acquired treasury stock.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                YEAR ENDED DECEMBER 31,
                                                              1997       1996       1995
                                                            ------------------------------
Numerator:
   Net income (loss)                                        $  4,606   $ (3,062)  $  1,407
   Preferred stock dividends                                     -          -          (79)
   Accretion of preferred stock redemption requirement           -          -          (17)
                                                            ------------------------------
   Numerator for basic earnings (loss) per share - income
   available to common stockholders                            4,606     (3,062)     1,311

   Effect of dilutive cash securities:
      Preferred stock dividends                                  -          -           79
      Accretion of preferred stock redemption requirement        -          -           17
                                                            ------------------------------
                                                                 -          -           96

   Numerator for diluted earnings (loss) per share -
   income available to common stockholders after assumed
   conversion                                               $  4,606   $ (3,062)  $  1,407


Denominator
   Denominator for basic earnings (loss) per share
   weighted-average shares                                    12,125     11,335      8,595

   Effect of dilutive securities:
      Employee stock options                                     734        -        1,778
                                                            ------------------------------

   Dilutive potential common shares                              734        -        1,778
      Denominator for dilutive earnings (loss)
      per share adjusted weighted-average shares and
      assumed conversions                                     12,859     11,335     10,373
                                                            ==============================

Basic earnings (loss) per share                             $   0.38   $  (0.27)  $   0.15
                                                            ==============================

Diluted earnings (loss) per share                           $   0.36   $  (0.27)  $   0.14
                                                            ==============================

         Options to purchase 215,893 and 166,913 shares of common stock were outstanding at December 31, 1997 and 1995, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         Due to the Company's net loss in 1996, all of the Company's options outstanding were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

         In May 1997, the board of directors of the Company increased the options reserved for issuance by 1,000,000 shares, bringing the total aggregate reserved of 5,200,000 shares of Common Stock for issuance to employees, consultants, directors and officers under the 1995 Stock Option/Stock Issuance Plan (which includes the 1993 Stock Option Plan (the "Predecessor Plan")). The exercise price of the stock options is determined by the Board of Directors. Under the Predecessor Plan, the Company from time to time granted options to certain employees at exercise prices less than the estimated fair value of the Common Stock at the time of grant, and has recognized as compensation expense the excess of the deemed value for accounting purposes of the Common Stock issuable upon the exercise of such options over the exercise price of such options. The compensation expense is amortized ratably over the period from the date of grant through the earliest possible vesting date. All other options were granted at the estimated fair value on the date of grant. All options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and generally occurs at a rate of 20% or 25% per year from the date of grant.

         On October 21, 1996, the Board of Directors authorized the repricing of certain employee stock options outstanding as of that date to the then fair market value. As a result of this authorization, 489,900 stock options were repriced to $6.00 per share.

         Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes Multiple option pricing model with the following assumptions for 1997, 1996 and 1995: risk-free interest rates ranging from 5.14% to 6.18%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's Common Stock ranging from .75 to .50; and an expected life of the option of one to two years after the vesting date.

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

         For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                            1997        1996        1995
------------------------------------------------------------------------
Pro forma net income (loss)             $  3,643    $ (5,198)   $    112
Pro forma net income (loss) per share:
Basic                                   $  0 .30    $  (0.46)   $   0.01

Diluted                                 $  0 .28    $  (0.46)   $   0.01

The number of options and exercise prices of those options granted by the Company are as follows:

                                                      OPTIONS OUTSTANDING
-------------------------------------------------------------------------------
                                SHARES AVAILABLE               WEIGHTED AVERAGE
                                       FOR GRANT      SHARES     EXERCISE PRICE
-------------------------------------------------------------------------------
December 31, 1994                            -     1,527,860            $  0.70
      Additional shares authorized     2,632,740         -              $   -
      Granted                         (1,996,530)  1,996,530            $  5.57
      Exercised                              -      (316,332)           $  3.11
      Canceled                           106,450    (106,450)           $  3.48
-------------------------------------------------------------------------------
December 31, 1995                        742,660   3,101,608            $  3.50
      Granted                         (1,378,250)  1,378,250            $  7.22
      Exercised                              -      (515,545)           $  2.04
      Canceled                         1,070,976  (1,070,976)           $  8.09
-------------------------------------------------------------------------------
December 31, 1996                        435,386   2,893,337            $  3.83
      Additional shares authorized     1,000,000         -              $   -
      Granted                           (990,850)    990,850            $  7.36
      Exercised                              -      (796,108)           $  1.48
      Canceled                           903,954    (903,954)           $  4.73
-------------------------------------------------------------------------------
December 31, 1997                      1,348,490   2,184,125            $  5.92
===============================================================================

Stock options outstanding at December 31, 1997 are summarized as follows:

                            Outstanding      Weighted Average         Weighted             Number     Weighted
         Range of            Options at             Remaining          Average     Exercisable at      Average
  Exercise Prices     December 31, 1997      Contractual Life   Exercise Price       December 31,     Exercise
                                                      (years)                                1997        Price
------------------ --------------------- --------------------- ---------------- ------------------ ------------
    $0.200-$3.000               211,050                  6.33          $1.3532            117,194      $1.1871
    $3.600-$4.250               323,000                  7.35          $3.8576            177,950      $3.8064
    $5.375-$5.500               312,950                  9.22          $5.4149                375      $5.3750
    $6.000-$6.000               648,175                  8.80          $6.0000            276,736      $6.0000
    $6.500-$8.250               475,900                  9.57          $7.7760             18,959      $7.5124
    $8.375-$16.00               213,050                  9.33          $9.8758             31,525     $10.8243
------------------ --------------------- --------------------- ---------------- ------------------ ------------
    $0.200-$16.00             2,184,125                  8.63          $5.9154            622,739      $4.7573
================== ===================== ===================== ================ ================== ============

EMPLOYEE STOCK PURCHASE PLAN

The Company's Employee Stock Purchase Plan (the "Purchase Plan") is designed to allow eligible employees of the Company and participating subsidiaries to purchase shares of Common Stock, at semi-annual intervals, through payroll deductions. In May 1997, the board of directors of the Company amended the Purchase Plan to increase the total to 750,000 shares of Common Stock.

         The purchase price per share is 85% of the lower of (i) the fair market value per share of Common Stock on the participant's entry date into the offering period or (ii) the fair market value on the semi-annual purchase date. The Purchase Plan imposes the following limitations upon a participant's right to acquire Common Stock: (i) Purchase rights may not be granted to any individual who owns stock (including stock purchasable under any outstanding purchase rights) possessing five percent or more of the total combined voting power or value of all classes of stock or any of its affiliates (ii) no individual may purchase more than 1,500 shares of Common Stock on any one purchase date under the Purchase Plan, (iii) or purchase Common Stock at a rate in excess of $25 worth of Common Stock (valued as of the participant's entry date into the offering period) for each calendar year (or portion thereof) his or her purchase right remains outstanding.

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                DECEMBER 31,
                                            1997            1996
----------------------------------------------------------------
Deferred tax assets:
   Deferred compensation                  $    -          $  194
   Fixed assets                              444               -
   Intangibles                               469               -
   Reserves and other                      2,076           3,440
    R & D tax credit                         564               -
----------------------------------------------------------------
     Total deferred tax assets             3,553           3,634
Deferred tax liabilities:
   Cash to accrual adjustment                  -            (206)
   Fixed assets                                -             (76)
----------------------------------------------------------------
     Total deferred tax liabilities            -            (282)
----------------------------------------------------------------
Net deferred tax asset                    $3,553          $3,352
================================================================

Recorded as:
   Current deferred tax asset             $2,640          $2,706
   Noncurrent deferred tax asset             913             646
----------------------------------------------------------------
Net deferred tax asset                    $3,553          $3,352
================================================================

The components of the income tax provision (benefit) are as follows:

                                        DECEMBER 31, 1997
---------------------------------------------------------------
                                FEDERAL       STATE       TOTAL
---------------------------------------------------------------
Current expense                  $2,267        $691      $2,958
Deferred expense (benefit)           44        (245)       (201)
---------------------------------------------------------------
Income tax provision             $2,311        $446      $2,757
===============================================================

                                        DECEMBER 31, 1996
---------------------------------------------------------------
                                FEDERAL       STATE       TOTAL
---------------------------------------------------------------
Current expense                  $1,664        $122      $1,786
Deferred (benefit)               (2,042)       (562)     (2,604)
---------------------------------------------------------------
Income tax benefit                $(378)      $(440)      $(818)
===============================================================

                                        DECEMBER 31, 1995
---------------------------------------------------------------
                                FEDERAL       STATE       TOTAL
---------------------------------------------------------------
Current expense                  $1,328        $286      $1,614
Deferred (benefit)                 (612)       (136)       (748)
---------------------------------------------------------------
Income tax provision               $716        $150        $866
===============================================================


         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

                                                              DECEMBER 31,
                                                        1997      1996     1995
-------------------------------------------------------------------------------
Income (loss) before income taxes                     $7,363   $(3,880)  $2,273
===============================================================================

Statutory federal income tax (benefit) at 34%         $2,503   $(1,319)    $773
State income taxes (benefit) net of federal benefit      294      (290)      99
R&D tax credit                                          (367)     (229)       -
Non-deductible expenses                                  287       974        -
Other                                                     40        46       (6)
-------------------------------------------------------------------------------

Total                                                 $2,757     $(818)    $866
===============================================================================

Effective tax (benefit) rate                            37.4%    (21.0)%   38.0%
===============================================================================

7. RELATED PARTY TRANSACTIONS

During 1997 and 1996, the Company loaned $52, and $142 respectively, to several employees, including $45 and $142 respectively, to several officers. The notes are non-interest bearing and are due on demand.

         On September 30, 1996, the Company entered into a promissory note and pledge agreement with an officer of the Company in the amount of $250. The note is non-interest bearing and is due 90 days after separation from the Company.

         The Company receives consulting services from related parties. The Company incurred $22, $116 and $178 for these services in 1997, 1996 and 1995, respectively.

         In June 1995, a former officer of the Company exercised an option to purchase 150,000 shares of Common Stock in exchange for a non-interest bearing note in the amount of $540. In May 1996, the Company repurchased 77,625 of these shares and reduced the note by $279. The remaining amount of $261 was repaid in 1996.

         In December 1995, an officer of the Company exercised an option to purchase 7,000 shares of Common Stock in exchange for a note in the amount of $25. The note is non-interest bearing and is due upon demand.

8. COMMITMENTS

The Company leases office space and equipment under various non-cancelable operating leases which expire on various dates through December 31, 2005. Scheduled minimum future lease payments at December 31, 1997 aggregate $11,170 and are payable as follows:

1998               $2,460
1999                1,676
2000                1,239
2001                1,164
2002                1,158
Thereafter          3,473

         Rent and lease expense was approximately $2,466, $2,156 and $579 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1995, the Company had standby letters of credit for $438 and $426 respectively. The letters of credit were issued by the Company through a bank, as required by its operating lease agreement.

9. LITIGATION

The Company is subject to lawsuits and other claims arising in the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

10. ACQUISITION OF IN-PROCESS RESEARCH & DEVELOPMENT

On September 30, 1996, the Company acquired the source code for TESTBytes, an automatic test data generation tool, from a privately-held software company. The Company has accounted for the transaction as a purchase. The total cost of the transaction, including acquisition costs, was approximately $1,600. Subsequent to an independent valuation, the Company recorded a charge of $995 for the acquisition of in-process research and development, and acquisition costs in the third quarter of 1996. The remaining amounts are included in other assets and purchased software, and are being amortized over two to three years.

11. SPECIAL CHARGES

RESTRUCTURING

The Company implemented a strategic restructuring plan and recorded a restructuring charge of $2,203 in the fourth quarter of 1996. The focus of the Company's restructuring plan was to streamline its operations by reducing operating expenses through workforce reductions, consolidating and reorganizing certain operations and writing off certain fixed assets and other assets whose value had diminished. The restructuring included the closing and moving of several offices and the termination of approximately 25 employees across all departments and around the world.

All 25 employees were terminated during the fourth quarter of 1996. Of the total severance costs, $247 and $770 remained accrued at December 31, 1997 and 1996, respectively.

CHANGE IN ESTIMATE AND OTHER NONRECURRING EXPENSES

During the fourth quarter of 1996, the Company completed a review of its depreciation policy for computer equipment. The Company determined that, as a result of the change in its purchasing patterns, the competitive nature of its products, and the continued improvements in technology, the actual lives of computer equipment were shorter than the useful lives for depreciation purposes. Therefore, the Company changed the depreciable lives from five years to two years. The amount required to adjust asset values of computer equipment resulting from this change in accounting estimate was $845.

         The remaining $1,132 of nonrecurring expenses are the result of write-downs to net realizable value of certain assets whose value had diminished as a result of activities in the fourth quarter of 1996 and the write-off of excess lease costs at the Company's corporate headquarters.

12. GEOGRAPHIC INFORMATION

Domestic and export sales, as a percentage of total revenues were as follows:

                           DECEMBER 31,
                   1997       1996        1995
-------------------------------------------------
United States      71.6%      74.2%       74.6%
Europe             15.5       13.2        11.3
Other              12.9       12.6        14.1

         Revenue and assets from foreign operations were immaterial in 1997, 1996 and 1995.

13. BENEFIT PLAN

The Company maintains a 401(k) defined contribution retirement savings plan (the "Plan") to provide retirement benefits for substantially all of its employees. Each participant in the Plan may elect to contribute up to 20% of their annual compensation to the Plan, subject to statutory limits. The Company, at its discretion, may make annual contributions to the Plan. The Company has made no contributions to the plan through December 31, 1997.

14.SUBSEQUENT EVENT

On March 14, 1998, the Company and PLATINUM TECHNOLOGY, INC. ("PLATINUM") announced the execution of a definitive merger agreement (the "Merger Agreement") pursuant to which PLATINUM will acquire the Company. Under the terms of the Merger Agreement, the Company will become a wholly-owned subsidiary of PLATINUM and PLATINUM will exchange 0.5769 of a share of PLATINUM common stock for each share of the Company's common stock. PLATINUM will also assume the Company's stock options which will convert into options to purchase PLATINUM common stock at the same exchange ratio. It is expected that the acquisition - anticipated to be completed in mid-1998 - will qualify as a tax-free reorganization and be accounted for as a pooling of interests. This acquisition is subject to the filing of a registration statement with the Securities and Exchange Commission, the approval of the stockholders of the Company and customary legal and regulatory conditions.

SCHEDULE II

VALUATION AND QUALIFIYING ACCOUNTS
LOGIC WORKS, INC.

                                                               Balance at      Charged to                      Balance at
                                                               beginning       costs and                         end of
                                                                 period         expense        Deductions(1)     period
                                                               -----------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
Allowance for uncollectible accounts and sales return          $   129,304     $ 1,283,547      $   135,113    $ 1,277,738

YEAR ENDED DECEMBER 31, 1996
Allowance for uncollectible accounts and sales return          $ 1,277,738     $   873,471      $   203,380    $ 1,947,829

YEAR ENDED DECEMBER 31, 1997
Allowance for uncollectible accounts and sales return          $ 1,947,829     $ 2,582,421      $ 2,213,489    $ 2,316,761


(1) Uncollectible accounts written off, net of recoveries
