Form 10-Q
period 1998-03-31
LOGIC WORKS INC
filed 1998-05-15
CIK 949871

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                111 Campus Drive
                              Princeton, N.J. 08540
              (Address and zip code of principal executive offices)

                                 (609) 514-1177
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,839,000 common stock shares outstanding at May 11, 1998.

================================================================================

                                LOGIC WORKS, INC.

                                Table of Contents


PART I.    FINANCIAL INFORMATION                                           Page
                                                                           ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at
           March 31, 1998 and December 31, 1997 ............................  3
           Condensed Consolidated Statements of
           Operations  for the Three Months Ended
           March 31, 1998 and 1997 .........................................  4
           Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1998 and 1997 ..............  5
           Notes to Condensed Consolidated Financial Statements ............  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...................  9


PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings ............................................... 13
Item 2.    Changes in Securities ........................................... 13
Item 3.    Defaults Upon Senior Securities ................................. 13
Item 4.    Submission of Matters to a Vote of Security Holders ............. 13
Item 5.    Other Information ............................................... 13
Item 6.    Exhibits and Reports on Form 8-K ................................ 13

           Signatures ...................................................... 15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                LOGIC WORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                         March 31,     December 31,
                                           1998            1997
                                      -----------------------------
Assets                                  (unaudited)      (audited)
Current Assets
      Cash and cash equivalents            $ 40,988       $ 26,186
      Marketable securities                   2,515         12,188
      Accounts receivable, net                9,853         11,211
      Other current assets                    4,416          3,735
                                      -----------------------------
         Total current assets                57,772         53,320

      Property and equipment, net             4,079          4,305
      Other assets                            1,749          1,825
                                      =============================
                                           $ 63,600       $ 59,450
                                      =============================


Liabilities and stockholders' equity
Current Liabilities
      Accounts payable                      $ 1,347        $ 1,923
      Accrued compensation                    2,989          2,574
      Deferred revenue                        7,551          6,806
      Income taxes payable                    2,626            467
      Other current liabilities               4,096          4,382
                                      -----------------------------
         Total current liabilities           18,609         16,152


      Total stockholders' equity             44,991         43,298
                                      -----------------------------
                                           $ 63,600       $ 59,450
                                      =============================


            See notes to condensed consolidated financial statements.

                                LOGIC WORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                --------------------------------
                                                     1998            1997
                                                --------------------------------

Revenues
   License fees                                         $ 8,465         $ 7,563
   Maintenance & service fees                             4,486           2,954
                                                --------------------------------
      Total revenues                                     12,951          10,517

Cost of licenses and services
   Cost of license fees                                     653             721
   Cost of maintenance & service fees                     1,197             822
                                                --------------------------------
      Total cost of revenues                              1,850           1,543

Gross margin                                             11,101           8,974

Operating expenses
   Sales and marketing                                    6,409           5,825
   Research and development                               1,877           1,722
   General and administrative                             1,546           1,411
                                                --------------------------------
      Total operating expenses                            9,832           8,958

Operating income                                          1,269              16

Other income, net                                           392             217
                                                --------------------------------

Income before income taxes                                1,661             233

Income taxes                                                621              89
                                                --------------------------------

Net income                                              $ 1,040         $   144
                                                ================================


Basic earnings per share                                $  0.08         $  0.01
                                                ================================
Diluted earnings per share                              $  0.08         $  0.01
                                                ================================

Weighted average shares outstanding
Basic                                                    12,484          11,757
                                                ================================
Diluted                                                  13,373          12,679
                                                ================================


            See notes to condensed consolidated financial statements.

                                LOGIC WORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                -------------------------------
                                                                                        1998            1997
                                                                                -------------------------------
Cash flows from operating activities
Net income                                                                             $  1,040       $    144
Adjustments to reconcile net income
to net cash provided by operating activities:
       Depreciation and amortization                                                        463            412
       Compensation element of common
          stock, warrants and stock option grants                                            17             36
       Changes in operating assets and liabilities:
          Decrease in current assets and other noncurrent assets                            677          2,139
          Increase in accounts payable and other current liabilities                      1,712            989
          Increase in deferred revenue                                                      745            266
                                                                                -------------------------------
Net cash provided by operating activities                                                 4,654          3,986
                                                                                -------------------------------

Cash flows from investing activities
Purchase of property and equipment                                                         (161)          (453)
Purchase of marketable securities                                                             -         (2,323)
Proceeds from sale of marketable securities                                               9,673            473
Other                                                                                         -            (29)
                                                                                -------------------------------
Net cash provided by (used in) investing activities                                       9,512         (2,332)
                                                                                -------------------------------

Cash flows from financing activities
Proceeds from the issuance of stock                                                         612            233
                                                                                -------------------------------
Net cash provided by financing activities                                                   612            233
                                                                                -------------------------------

Effect of foreign exchange rate on cash                                                      24           (141)
                                                                                -------------------------------

Net increase in cash and cash equivalents                                                14,802          1,746
Cash and cash equivalents at beginning of period                                         26,186         20,385
                                                                                -------------------------------
Cash and cash equivalents at end of period                                             $ 40,988       $ 22,131
                                                                                ===============================


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

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all financial information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the financial position of the Company as of March 31, 1998 and the results of the Company's operations for the three months ended March 31, 1998 and 1997, respectively, and its cash flows for the three months ended March 31, 1998 and 1997, respectively. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 and the notes therein, included in the Company's annual report on Form 10-K. Certain amounts have been reclassified to conform with current year presentation. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

2. Proposed Merger

On March 14, 1998, the Company and PLATINUM technology, inc. ("PLATINUM") announced the execution of a definitive merger agreement (the "Merger Agreement") pursuant to which PLATINUM will acquire the Company. Under the terms of the Merger Agreement, the Company will become a wholly-owned subsidiary of PLATINUM and PLATINUM will exchange 0.5769 of a share of PLATINUM common stock for each share of the Company's common stock. PLATINUM will also assume the Company's stock options which will convert into options to purchase PLATINUM common stock at the same exchange ratio. It is expected that the merger will qualify as a tax-free reorganization and be accounted for as a pooling of interests. A registration statement on Form S-4 covering the shares of PLATINUM common stock to be issued in the merger was declared effective by the Securities and Exchange Commission on April 23, 1998. The merger was also granted an early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; however, such termination does not preclude the antitrust division, the FTC or any other party from challenging or seeking to delay or enjoin the merger on antitrust grounds. The merger is subject to the approval of the Company's stockholders, at a meeting scheduled for May 28, 1998, and certain other conditions.

3. Per Share Amounts

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months Ended
(All amounts in thousands, except per share amounts)                    March 31,
                                                              ----------------------------
                                                                    1998            1997
                                                              ----------------------------
Numerator:
   Net income                                                    $ 1,040         $   144
                                                              ----------------------------
   Numerator for basic and diluted earnings  per share -
   income available to common stockholders                       $ 1,040         $   144
                                                              ============================


Denominator:
   Denominator for basic earnings  per share
   weighted-average shares                                        12,484          11,757

   Effect of dilutive securities:
     Employee stock options                                          889             922
                                                              ----------------------------

   Dilutive potential common shares                                  889             922
    Denominator for diluted earnings per share adjusted
     weighted-average shares and assumed conversions              13,373          12,679
                                                              ============================

Basic earnings per share                                         $  0.08         $  0.01
                                                              ============================

Diluted earnings per share                                       $  0.08         $  0.01
                                                              ============================

4. Reporting Comprehensive Income

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of FAS 130 had no impact on the Company's results of operations or stockholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation gains or losses, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The components of comprehensive income for the three month periods ended March 31, are as follows:

                                            1998     1997
                                           ---------------

Net income                                 $1,040    $144
Foreign currency translation (loss)           (14)   (162)
Unrealized gain on securities                  37      21
                                           ---------------

Total comprehensive income                 $1,063      $3
                                           ===============


5.  Legal Proceedings

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Business Considerations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which has been filed with the Securities and Exchange Commission.

The Company is a leading provider of modeling and design solutions. The Company's Windows-based products allow customers to realize the benefits of client/server systems by enabling easy, rapid and high-quality design, deployment and management of relational databases and related applications.

Results of Operations

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

                                                       Three Months
                                                       Ended March 31,
                                                   -----------------------
                                                     1998            1997
                                                   -----------------------
      Percentages of  Revenues:
      Revenues:
        License fees                                 65.4%           71.9%
        Maintenance and service fees                 34.6            28.1
                                                   -----------------------
             Total revenues                         100.0           100.0
                                                   -----------------------
      Cost of revenues:
        License fees                                  5.0             6.9
        Maintenance and service fees                  9.2             7.8
                                                   -----------------------
             Total cost of revenues                  14.2            14.7
                                                   -----------------------
      Gross margin                                   85.8            85.3
                                                   -----------------------
      Operating expenses:
        Sales and marketing                          49.5            55.4
        Research and development                     14.5            16.4
        General and administrative                   11.9            13.4
                                                   -----------------------
             Total operating expenses                75.9            85.2
                                                   -----------------------
      Operating income                                9.9             0.1
      Other income                                    3.0             2.1
                                                   -----------------------
      Income before income taxes                     12.9             2.2
      Income taxes                                    4.8             0.8
                                                   -----------------------
      Net income                                      8.1%            1.4%
                                                   =======================

Total Revenues. The Company's revenues are derived from two sources: license fees and maintenance and service fees. Total revenues increased 23.8% to $13.0 million in the three months ended March 31, 1998 from $10.5 million in the three months ended March 31, 1997. The Company derived approximately $3.0 million and $2.3 million, or 23.1% and 21.9% of its total revenues, from international customers in the three months ended March 31, 1998 and 1997, respectively. To date, the majority of the Company's international license fees and maintenance and service fees have been denominated in U.S. dollars and, accordingly, the Company has not hedged its exposure to foreign currency fluctuations. During the fourth quarter of 1997, the U.S. dollar strengthened against certain major international currencies. The Company believes that the strengthening of the U.S. dollar against international currencies will not have a material adverse effect on consolidated revenues. The Company believes it has adequate revenue and accounts receivable reserves in total and specifically for this sector of business. The Company anticipates that, in the future, an increasing proportion of the Company's sales will be from the international sector. In such event, an increasingly significant portion of the Company's revenues will be subject to the risks inherent in international operations. These risks include, but are not limited to, unexpected changes in regulatory requirements, tariffs and other barriers, and potentially adverse tax consequences.

License Fees. License fees include revenues from software licensed either directly from the Company or through value added resellers, dealers or distributors, and from the resale of third party software. License fees increased 11.8% to $8.5 million in the three months ended March 31, 1998 from $7.6 million in the three months ended March 31, 1997. The increase during this period resulted from continued market acceptance of the Company's products, primarily ERwin, which was stimulated by the Company's sales and marketing activities, including the expansion of the Company's direct and indirect channels. The ERwin product line accounted for 76% and 75% of the Company's license fees for the three months ended March 31, 1998 and 1997, respectively. ModelMart accounted for 11% and 10% of license fees for the three months ended March 31, 1998 and 1997, respectively. The remainder of the license fees were received primarily from licenses of BPwin.

Cost of License Fees. Cost of license fees consists primarily of the costs of product media, duplication, manuals, and shipping for software licensed to the Company's customers. Cost of license fees as a percentage of license fee revenues was 7.7% and 9.5% for the three months ended March 31, 1998 and 1997, respectively. This decrease is primarily the result of additional costs incurred by the Company during the three months ended March 31, 1997 to redesign the packaging of all the Company's products to create a unified brand image of the product suite. No such costs were incurred during the three months ended March 31, 1998. The Company anticipates entering into, from time to time, arrangements under which the Company will resell third party products which could result in future increases in costs of license fees.

Maintenance and Service Fees. Maintenance and service fees include revenues from software maintenance agreements and training and consulting services. Maintenance and service fees increased by 50.0% to $4.5 million in the three months ended March 31, 1998 from $3.0 million in the three months ended March 31, 1997. The growth in maintenance and service fee revenues during the periods presented was primarily the result of increased maintenance fees as a result of a targeted effort from the sales force to increase the renewal rate on maintenance agreements and due to a resurgence in revenue generated by the Professional Services Group.

Cost of Maintenance & Service Fees. Cost of maintenance and service fees consists primarily of personnel and related costs for training, consulting and payments to third party service providers. Cost of maintenance and services also reflects the costs of customer support as well as costs associated with product media, duplication, manuals and shipping product upgrades to customers who have subscribed to the Company's maintenance plans. Cost of maintenance and service fees as a percentage of maintenance and service fees was 26.7% and 27.8% for the three months ended March 31, 1998 and 1997, respectively. The decrease in costs of maintenance and service fees as a percentage of maintenance and service fees in the three months ended March 31, 1998 is the result of a larger increase in maintenance fees which has a lower cost than training and consulting services. Training and consulting fees generate lower margins than maintenance fees because of the labor intensive nature of training and consulting.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses increased 10.3% to $6.4 million in the three months ended March 31, 1998 from $5.8 million in the three months ended March 31, 1997 and represented 49.5% and 55.4%, of total revenues in each period, respectively. The decrease in sales and marketing as a percentage of total revenues is attributable to an increased level of productivity from the Company's sales force during 1998. The dollar increase during the three months ended March 31, 1998 reflects the expansion of its direct field sales force and reflects increased advertising and promotional programs related to releases of extended versions of ERwin, ModelMart and Universal Directory.

Research and Development. Research and development expenses consist primarily of software engineering, personnel costs, software for development purposes and costs of outside consultants hired by the Company to assist in its product development efforts. Research and development expenses increased 11.8% to $1.9 million in the three months ended March 31, 1998 from $1.7 million in the three months ended March 31, 1997 and represented 14.5% and 16.4% of total revenues, respectively. Research and development expenses are generally charged to operations as they are incurred and have not been capitalized since capitalizable costs have not been material. The increase in research and development expenses during the periods presented was the result of the Company's ongoing development of extended versions of ERwin, BPwin, ModelMart and Universal Directory, as well as ongoing development of new products, and the continuation of its quality control and quality assurance programs.

General and Administrative. General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts, and outside professional fees. General and administrative expenses increased 7.1% to $1.5 million for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997 and represented 11.9% and 13.4% of total revenues, respectively. The percentage decrease from 1997 to 1998 resulted from the Company's concerted effort to control costs and specifically general and administrative headcount. The dollar increase in general and administrative expenses related primarily to the overall expansion of the Company's operations and facilities.

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

Proposed Merger. On March 14, 1998, the Company and PLATINUM technology, inc. ("PLATINUM") announced the execution of a definitive merger agreement (the "Merger Agreement") pursuant to which PLATINUM will acquire the Company. See
Note 2 of Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At March 31, 1998, the Company had cash and cash equivalents of $41.0 million and marketable securities of $2.5 million.

Net cash provided by operating activities was $4.7 million and $4.0 for the three months ended March 31, 1998 and 1997, respectively. The net increase in cash provided by operating activities consists primarily of an increase in net income, increases in accounts payable and other current liabilities, deferred revenue and decreases in accounts receivable.

Net cash and cash equivalents used in investing activities increased $11.8 million in the first three months of 1998 as compared to the same period in 1997. The increase in investing activities primarily reflects the net change in the marketable securities position.

Net cash provided by financing activities increased by $0.4 million in the first three months of 1998 compared to the same period in 1997 as a result of the increase in the exercising of employee stock options .

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

Item 6.     Exhibits and Reports on Form 8-K

            a)  Exhibits

            10.7 Severance Agreement, dated March 12, 1998, between the Registrant and Gregory A. Peters.

            10.8 Severance Agreement, dated March 12, 1998, between the Registrant and Flint Lane.

            10.9 Severance Agreement, dated March 12, 1998, between the Registrant and Edward McLaughlin.

            10.10 Severance Agreement, dated March 12, 1998, between the
                  Registrant and Daniel Shiffman.

            10.11 Severance Agreement, dated March 12, 1998, between the
                  Registrant and Frank Watts.

            27.   Statement regarding financial data schedule.

            b)  Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K, dated March 18, 1998, to report the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with PLATINUM technology, inc. and PT Acquisition Corporation II, a wholly owned subsidiary of PLATINUM. Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, the Company will become a wholly-owned subsidiary of PLATINUM and

                  PLATINUM will exchange 0.5769 shares of PLATINUM common stock for each share of the Company's common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 LOGIC WORKS, INC.

Dated:  May 15 , 1998            By: /s/ GREGORY A. PETERS
                                 -------------------------

                                 Gregory A. Peters
                                 Chief Executive Officer, President and Director (Principal Executive Officer)
                                 Chief Financial Officer
                                 (Principal Financial Officer)

                                  EXHIBIT INDEX


Number                   Description                             Page No.
------                   -----------                             --------

10.7  Severance Agreement, dated March 12, 1998, between
      the Registrant and Gregory A. Peters.                         17

10.8  Severance Agreement, dated March 12, 1998, between the
      Registrant and Flint Lane.                                    21

10.9  Severance Agreement, dated March 12, 1998, between the
      Registrant and Edward McLaughlin.                             24

10.10 Severance Agreement, dated March 12, 1998, between the
      Registrant and Daniel Shiffman.                               27

10.11 Severance Agreement, dated March 12, 1998, between the
      Registrant and Frank Watts.                                   30

27    Statement re: Financial Data Schedule                         33